Form 10-Q
period 2010-06-30
Secure Luggage Solutions Inc.
filed 2010-08-13
CIK 1472277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-162518

SECURE LUGGAGE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0677444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2375 East Camelback Road, 5th Floor, Phoenix, Arizona	85016
(Address of Principal executive offices)	(Zip Code)

(602) 387-4035
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of August 12, 2010 was 17,477,000.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six months periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six months period ended June 30, 2010 are not necessarily indicative of results to be expected for any subsequent period.

Secure Luggage Solutions Inc.

(A Development Stage Company)
Unaudited Financial Statements
June 30, 2010

Secure Luggage Solutions Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$859	$5,626
Prepaid Expense	3,750	13,725

Total Current Assets	4,609	19,351

Total Assets	$4,609	$19,351

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$19,724	$27,314
Related Party Payables	81,443	937
Shareholder Loan	15,000	5,000

Total Current Liabilities	116,167	33,251

Total Liabilities	116,167	33,251

STOCKHOLDERS' (DEFICIT)

Common Stock, 25,000,000 Shares Authorized with Par Value $0.001, 17,477,000 Shares Issued and Outstanding, respectively	17,477	17,477
Additional Paid-in Capital	121,834	121,408
Deficit Accumulated during the Development Stage	(250,869)	(152,785)

Total Stockholders' (Deficit)	(111,558)	(13,900)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,609	$19,351

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)

					Cumulative Amounts
	For the		For the		From Beginning of
	Three Months Ended		Six Months Ended		Development Stage
	June 30,		June 30,		(December 4, 2008) to
	2010	2009	2010	2009	June 30, 2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional Fees	58,210	13,475	90,278	20,975	221,388
G & A Expenses	3,299	2,459	7,380	3,989	28,639

Total Operating Expenses	61,509	15,934	97,658	24,964	250,027

LOSS FROM OPERATION AND BEFORE	(61,509)	(15,934)	(97,658)	(24,964)	(250,027)
OTHER INCOME ( EXPENSE )

OTHER INCOME ( EXPENSE )

Interest Expenses	(269)	(250)	(426)	(318)	(842)

LOSS FROM OPERATION BEFORE INCOME TAX	(61,778)	(16,184)	(98,084)	(25,282)	(250,869)

Provision for Income Taxes	-	-	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(61,778)	$(16,184)	$(98,084)	$(25,282)	$(250,869)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,477,000	15,685,000	17,477,000	12,761,077

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative Amounts
	For the		From Beginning of
	Six Months Ended		Development Stage
	June 30,		(December 4, 2008) to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(98,084)	$(25,282)	$(250,869)
Adjustments to Reconcile Net Loss to Net Cash Used
by Operating Activities:
Shares Issued for Services	-	20,000	21,000
Interest Imputed for Non-interest Bearing Loans	426	-	426
Changes in Assets and Liabilities:
Prepaid Expenses	9,975	(9,775)	$(3,750)
Accounts Payable and Other Liabilities	(7,590)	371	19,724
Due to Related Party	80,506	35	81,443
Accrued Interest	-	318	-

Net Cash Used by Operating Activities	(14,767)	(14,333)	(132,026)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Used by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in Financing Activities
Share issued for cash	-	26,885	173,885
Share issue cost	-	-	(56,000)
Proceeds from Shareholder loan	10,000	-	15,000
Proceeds from promissory note payable	-	10,000	10,000
Repayment on promissory note payable	-	-	(10,000)

Net Cash Provided by Financing Activities	10,000	36,885	132,885

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,767)	22,552	859

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,626	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$859	$22,552	$859

SUPPLEMENTAL DISCLOSURES
Cash Paid for:
Interest	$-	$-	$416
Income Taxes	$-	$-	$-

Non-Cash Transactions:
Share Issued for Services	$-	$20,000	$21,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six months ended June 30, 2010 and 2009
(Unaudited)

1.            BASIS OF PRESENTATION

The accompanying unaudited interim financial statements, expressed in US dollars, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2009. The interim results for the period ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year.

2.            NATURE OF BUSINESS

The accompanying financial statements represent the accounts of Secure Luggage Solutions Inc. incorporated in the State of Delaware on December 4, 2008. The Company is in the development stage and is in the business of luggage wrap, whereby a plastic covering is applied by a machine that rotates the luggage while applying multiple layers of stretchable plastic film around the luggage.  The Company’s luggage wrap product could be offered to passengers at pre check-in areas of airports.

3.            GOING CONCERN

These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances or loans from related parties to finance ongoing operations. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. As of June 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $859 and $5,626, respectively.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2010 and 2011. However management cannot grant any assurances that such financing will be secured.

Information on the Company’s working capital and deficit is:

	June 30, 2010	December 31, 2009

Working capital (deficit)	$(111,558)	$(13,900)
Deficit	$250,869	$152,785

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six months ended June 30, 2010 and 2009
(Unaudited)

4.            NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

5.            BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net loss per share in accordance with ASC subtopic 260-10, Earnings per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible note using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at June 30, 2010 and December 31, 2009.

	Six Months Ended	Six Months Ended
Basic & Diluted Loss Per Share Computation	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

(Loss) available to common stockholders	$(98,084)	$(25,282)
Weighted-average share used to compute:	17,477,000	12,761,077

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six months ended June 30, 2010 and 2009
(Unaudited)

6.            CONVERTIBLE NOTE PAYABLE

During March 2009, the Company received $10,000 from Secure Luggage Systems, Inc. pursuant to a convertible note payable. The note bears interest at 10% per annum, and is due on demand. The note holder has the right, at the sole discretion of the holder, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at a price of $0.01 per share, such shares to be adjusted pro-rata with all other shareholders, for any changes in the capital structure of the issuer. On August 6, 2009, the Company paid back the $10,000 of principal and $416 of accrued interest to Secure Luggage System, Inc. on demand.

The Company has adopted Emerging Issues Task Force (EITF) Issue ASC470-20, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue ASC470-20, “Application of EITF Issue ASC470-20 to Certain Convertible Instruments.” The Company incurred debt whereby the convertible feature of the debt provides for a rate of conversion based upon the closing market value of the common stock on the last trading day prior to the date upon which the note holder provides written notice. This would result in a conversion price greater than or equal to the stock price, resulting in no beneficial conversion feature.

7.            RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

During the six months period ended June 30, 2010, the Company was charged $48,000 professional fees by a Company owned by the President and CEO of the Company.

The President and CEO of the Company and the Company owned by President and CEO of the Company advanced funds to the Company for operating expenses and management fees. The advanced amounts are $80,506 and $700 for the periods as of June 30, 2010 and June 30, 2009, respectively. The amounts due to related parties are non-interest bearing and have no specific terms of repayment. The advances and repayments during 2010 and 2009 are listed below:

December 31, 2009 Balance	$937
Advances	80,506
June 30, 2010 Balance	$81,443

The Company received short term loans of $5,000, $5,000 and $5,000 on December 29, 2009, February 9, 2010, and April 27, 2010, respectively from the President and CEO of the Company for operations. These loans are unsecured, non-interest bearing, have no specific terms of repayment and are due on demand. The Company determined to impute 8% interest from the receiving date of the loans, which are based on the financing cost in the current market. As of June 30, 2010 and December 31, 2009, the Company imputed loan interest of $426 and $0, respectively. The Company determined to impute 8% interest from the receiving date of the loan, which is based on the financing cost in the current market.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six months ended June 30, 2010 and 2009
(Unaudited)

8.            FAIR VALUE MEASUREMENTS AND FINANCIAL INTRUMENTS

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values.  The three levels of the fair value hierarchy are:

●	Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities
●	Level 2 – inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – inputs that are not based on observable market data.

The Company’s financial instruments include cash and cash equivalents and accounts payable and accrued liabilities, related party payables and shareholder loan.  Fair values were assumed to approximate carrying values for these financial instruments due to their short-term nature.  Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

9.            COMMITMENTS

Consulting Service Agreements

The Company entered into a consulting services agreement with James Westmacott, dba Air Associates, a Washington Company on June 29, 2009, effective from July 1, 2009 on a recurring basis of one year intervals for a continuous period until terminated by either party. The Company agreed to issue 25,000 shares of common stock valued at $0.10 per share or $2,500 as a signing bonus. The Company also agreed to make $100 per diem for services rendered, not to exceed a total payment of $1,500 per month, payable in advance from commencement date through to the end of the month in which date the Company achieves a listing for trading in the Company’s shares on a United States Public Market. The Company agreed to pay a per diem of $250 for services rendered, not to exceed a total payment of $5,000 per month from the 1st day of the month following receipt of a listing for trading in the Company’s shares on a United States Public Market. The Company agreed to pay $375 per diem for services rendered from the 1st day of the month following the commissioning of the first bag/cargo security and protection system under contract, not to exceed a total payment of $8,250 per month. Upon completion of the trading of Company’s stock, the Company agreed to provide additional monthly payments of 4,000 common shares and be issued on a quarterly basis consistent with the Company’s quarterly reporting and filings. The monthly payment of shares shall cease and any shares accrued will be issued and reported in the next quarterly filings in the event of cancellation of the agreement.

On November 17, 2009, the consulting agreement dated June 29, 2009, was amended wherein the Company agreed to make $300 per diem for services rendered, not to exceed a total payment of $1,500 per month, payable in advance from commencement date through to the end of the month in which date the Company achieves a listing for trading in the Company’s shares on a United States Public Market. In addition, the Company agreed to pay a per diem of $300 for services rendered, not to exceed a total payment of $5,000 per month from the 1st day of the month following receipt of a listing for trading in the Company’s shares on a United States Public Market. All other terms and conditions remain the same. As of June 30, 2010, the Company issued 25,000 shares of common stock valued at $2,500 and paid service fees totaling $15,000 and balance of $3,000 were outstanding.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six months ended June 30, 2010 and 2009
(Unaudited)

9.             COMMITMENTS (continued)

Consulting Service Agreements (continued)

The Company entered into a consulting services agreement with Warren Turner, TurnerKey Consulting, an Alberta company on August 24, 2009, effective from the date of signing the agreement, on a recurring basis of one year intervals for a continuous period until terminated by either party. The consultant shall undertake research of similar technologies and consider as relevant to the business development, manufacturing and marketing of the Company’s products, consistent with the business plan of the Company and as directed by the Company. The Company agreed to make $300 per diem for services rendered, not to exceed a total payment of $750 as a total payment from period beginning August 24, 2009 through to August 31, 2009. The Company also agreed to make payment for services rendered at $300 per diem, not to exceed a total payment of $1,500 per calendar month for the duration of the agreement. As of June 30, 2010, the Company paid a total of $750 for the service. On May 10, 2010, the consulting services agreement with Warrant Turner, TurnerKey Consulting has been cancelled.

Consultant Agreement

On December 22, 2009 the Company entered into a consultant agreement with Moody Capital, LLC and its affiliate Moody Capital Solutions, Inc. (“Moody” collectively), a broker dealer registered with the Securities and Exchange Commission (“SEC”) and a member in good standing of the Financial Industry Regulatory Authority, Inc. (“FINRA”), to serve as a consultant to the Company in assisting the Company in attaining a US OTC Bulletin Board listing. The initial terms of the engagement shall be for 120 days on a non-exclusive basis from the date of this agreement. In connection with the services to be provided, upon execution of the agreement, the Company shall pay Moody $3,500 (paid) and upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company, the Company shall pay the sum of $3,500 and 45,000 shares of restricted common stock of the Company. As of June 30, 2010, the Company has not received the authorization letter from FINRA.

Transfer Agent Agreement

On June 28, 2010, the Company made a transfer agent agreement with Island Stock Transfer (the “Agent”) to appoint them as its transfer agent, warrant agent, and registrar for the common stock of the Company. The Company paid $3,750 as of the date of this contract and another $3,750 is set up as payable once account is activated upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company, which provides for all account set-up services effective for 12 months from the date of this agreement. The Company shall pay additional service fees based on the fee schedule set in the contract.

Termination of Current Transfer Agent Agreement

The activation of the Company’s transfer agent agreement with Island Stock Transfer will activate termination of the Company’s current transfer agent agreement with Pacific Stock Transfer Company (the Company’s current transfer agent), which specifies a termination fee of $2,500 being due and payable immediately upon termination of the agreement with Pacific Stock Transfer Company.

10.          SUBSEQUENT EVENT

Secured Luggage Solutions Inc. has evaluated subsequent events for the period June 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

In this report references to “SLS”, “Secure Luggage,” the “Company” “we,” “us,” and “our” refer to Secure Luggage Solutions Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage Company and in the business of luggage wrap, whereby a plastic covering is applied by a machine that rotates the luggage while applying multiple layers of stretchable plastic film around the luggage. The Company will be offering its luggage wrap product at pre check-in areas of airports to passengers that choose to utilize luggage wrap.  As of the date of this filing, we have not entered into licence agreements with airports that would allow us to offer our luggage wrap product at pre check-in areas of airports.  We continue to actively promote our luggage wrap services to carriers, airport management and other parties operating within the Vancouver International Airport, which is our initial marketing target that the company has identified to begin operations.

Our challenge for the next twelve months will be to obtain financing to assist the development of markets for our luggage wrap product at commercially viable locations and then market the luggage wrap product to customers.

However, we may be unable to raise the financing to develop our intended markets, obtain licence agreements with targeted airports, operate in commercially viable locations or our product of wrapping bags may be too narrowly focussed to satisfy the needs of the market.  In that case, our company may have to research and develop other applications or we may need to abandon our business plans.

Liquidity and Capital Resources

We have not received, nor recorded revenues from ongoing operations since inception on December 4, 2008 and have relied on equity transactions and loans to fund development of our business plan.  During the quarter ended June 30, 2010 (“2010 second quarter”) we did not receive revenues and relied on slowing our monthly expenses and proceeds of loans as disclosed in our financial statements of June 30, 2010. As a result, our cash position at June 30, 2010 was $859.  We incurred a net loss of $98,084 for the six month period ended June 30, 2010 and our current liabilities exceeded our current assets by $111,558 at June 30, 2010.  These factors, as well as the uncertain conditions that the Company faces relative to capital raising activities, create an uncertainty as to our ability to continue as a going concern.  We continue to seek additional capital through public and/or private offerings, intend to target strategic partners in an effort to increase revenues and intend to expand our revenues through operations and strategic acquisitions.

Our challenge for the next twelve months will be to obtain financing to assist the development of markets for our luggage wrap product at commercially viable locations and then market the luggage wrap product to customers.

However, we may be unable to raise the financing to develop our intended markets, obtain licence agreements with targeted airports, operate in commercially viable locations or our product of wrapping bags may be too narrowly focussed to satisfy the needs of the market.  In that case, our company may have to research and develop other applications or we may need to abandon our business plans.

Commitments and Contingent Liabilities

Moody Capital Agreement:   On December 22, 2009 the Company entered into a financial consultant’s agreement with Moody Capital Solutions Inc., (“Moody Capital”), a Company located in Alpharetta, Georgia, USA. In connection with the services to be provided, as outlined in the agreement with the plan to assist the Company in obtaining a US OTCBB listing and serve as a liaison to a Broker Dealer sponsor for the 15C-211 filing with FINRA. and consult with the company on its outreach to U.S. investors, the Company agreed to pay Moody Capital the sum of $3,500 upon engagement.  Upon receipt of the FINRA letter authorizing the US OTC BB listing of the company, Moody Capital will receive a additional $3,500 and 45,000 restricted shares of common stock of the Company. The initial terms of this engagement shall be for 120 days and is effective on the date of signing.  As of August 13, 2010, the Company has not received the authorization letter from FINRA.

Transfer Agent Agreement: On June 28, 2010, the Company entered into a transfer agent agreement with Island Stock Transfer (the “Agent”) to appoint them as its transfer agent, warrant agent, and registrar for the common stock of the Company. The Company paid $3,750 as of the date of this contract and another $3,750 is set up as payable and will be paid once account is activated upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company,, which provides for all account set-up services effective for 12 months from the date of this agreement. The Company shall pay additional service fees based on the fee schedule set in the contract.

Termination of T/A Agreement:  The activation of the Company’s transfer agent agreement with Island Stock Transfer will activate termination of the Company’s current transfer agent agreement with Pacific Stock Transfer Company (the Company’s current transfer agent), which specifies a termination fee of $2,500 being due and payable immediately upon termination of the agreement with Pacific Stock Transfer Company.

Material Changes in Results of Operations

We did not generate revenues in either the 2010 or 2009 six-month periods.  Our operating expenses increased $72,694 from $24,964 for the first six-month period in 2009 to $97,658 for the first six-month period in 2010. Such represented an increase of G & A expenses in the amount of $3,391 and an increase of professional fees in the amount of $69,303 primarily related to the listing activities.

As at June 30, 2010, we had total assets of $4,609, comprising of cash and cash equivalents of $859 and prepaid expense of $3,750.  This is a decrease from $19,351 in total assets as at December 31, 2009.  The decrease was attributable to amortization of prepaid legal fees.

As at June 30, 2010, our total liabilities increased to $116,167 from $33,251 as at December 31, 2009.  This increase primarily resulted from proceeds of related party advances and shareholder loan, offset by the payments of accounts payable.

The Company’s cash flows used by operating activities are comparable for the six months periods in 2010 and 2009. The decrease in the Company’s cash flow provided by financing activities from $36,885 to $10,000 was due to no share issue financing in the 2009 second quarter, while there were $26,885 share issue for cash in the 2009 second quarter.

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure, covered by this quarterly report, being June 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are not effective.  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of June 30, 2010, (or date of this filing) there are no legal proceedings or actions threatened against the company or any of its officers, directors or management.

ITEM 1A.  RISK FACTORS

We are a developmental stage company with no history of operations and may never become profitable.

If we are unable to fund the development of our business plan and the lack of revenues for continued growth may cause us to delay our business development.  At June 30, 2010 we had negative cash flows from operating activities and we will require additional financing to fund our long-term cash needs.  We may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.  If the Company is unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act (“Section 404").   Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In our annual report for the year ended December 31, 2010 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting. We cannot assure you as to our independent registered public accounting firm’s conclusions at December 31, 2010 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at December 31, 2010 that our internal controls over financial reporting are effective as required by Section 404.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

No.	Description

31	Certification of Executive Officer and Principal Financial Officer pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated pursuant to the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURE LUGGAGE SOLUTIONS INC

By:	/s/ Donald G. Bauer	Date: August 12, 2010
Donald G. Bauer,
Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).