Form 10-Q
period 2010-09-30
Secure Luggage Solutions Inc.
filed 2010-11-15
CIK 1472277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock as of November 12, 2010 was 18,632,000.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months periods ended September 30, 2010 and 2009 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months period ended September 30, 2010 are not necessarily indicative of results to be expected for any subsequent period.

Secure Luggage Solutions Inc.

(A Development Stage Company)
Unaudited Financial Statements
September 30, 2010

Secure Luggage Solutions Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$176,563	$5,626
Prepaid Expense	3,750	13,725
Total Current Assets	180,313	19,351
TOTAL ASSETS	$180,313	$19,351
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$30,871	$27,314
Related Party Payables	91,901	937
Shareholder Loan	15,000	5,000
Total Current Liabilities	137,772	33,251
Total Liabilities	137,772	33,251
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 25,000,000 Shares Authorized with Par Value $0.001, 18,497,000 Shares Issued and Outstanding, respectively	18,497	17,477
Additional Paid-in Capital	325,117	121,408
Deficit Accumulated during the Development Stage	(301,073)	(152,785)
Total Stockholders' Equity (Deficit)	42,541	(13,900)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$180,313	$19,351

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)

					Cumulative Amounts
	For the		For the		From Beginning of
	Three Months Ended		Nine Months Ended		Development Stage
	September 30,		September 30,		(December 4, 2008) to
	2010	2009	2010	2009	September 30, 2010
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional Fees	44,401	54,992	134,679	75,967	265,789
G & A Expenses	5,499	7,492	12,880	11,481	34,139

Total Operating Expenses	49,900	62,484	147,559	87,448	299,928

LOSS FROM OPERATION AND BEFORE OTHER INCOME ( EXPENSE )	(49,900)	(62,484)	(147,559)	(87,448)	(299,928)

OTHER INCOME ( EXPENSE )

Interest Expenses	(303)	(98)	(729)	(416)	(1,145)

LOSS FROM OPERATION BEFORE INCOME TAX	(50,203)	(62,582)	(148,288)	(87,864)	(301,073)

Provision for Income Taxes	-	-	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(50,203)	$(62,582)	$(148,288)	$(87,864)	$(301,073)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,488,209	15,982,000	17,480,750	14,046,260

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative Amounts
	For the		From Beginning of
	Nine Months Ended		Development Stage
	September 30,		(December 4, 2008) to
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(148,288)	$(87,864)	$(301,073)
Adjustments to Reconcile Net Loss to Net Cash Used
by Operating Activities:
Shares Issued for Services	-	20,000	21,000
Interest Imputed for Non-interest Bearing Loans	729	-	729
Changes in Assets and Liabilities:
Prepaid Expenses	9,975	(32,775)	$(3,750)
Accounts Payable and Other Liabilities	3,557	4,351	30,871
Due to Related Party	78,000	1,481	78,938

Net Cash Used by Operating Activities	(56,027)	(94,807)	(173,285)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Cash Used by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in Financing Activities
Share issued for cash	204,000	173,885	377,885
Share issue cost	-	(56,000)	(56,000)
Proceeds from shareholder loan	10,000	5,000	15,000
Due to Related Party	12,964	-	12,964
Proceeds from promissory note payable		10,000	10,000
Repayment on promissory note payable	-	(10,000)	(10,000)

Net Cash Provided by Financing Activities	226,964	122,885	349,849

NET CHANGE IN CASH AND CASH	170,937	28,078	176,564
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT	5,626	-	-
BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$176,563	$28,078	$176,564

SUPPLEMENTAL DISCLOSURES
Cash Paid for:
Interest	$-	$416	$416
Income Taxes	$-	$-	$-

Non-Cash Transactions:
Share Issued for Services	$-	$20,000	$21,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements, expressed in US dollars, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2009. The interim results for the nine months period ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year.

2.	NATURE OF BUSINESS

The accompanying financial statements represent the accounts of Secure Luggage Solutions Inc., incorporated in the State of Delaware on December 4, 2008. The Company is in the development stage and is in the business of luggage wrap, whereby a plastic covering is applied by a machine that rotates the luggage while applying multiple layers of stretchable plastic film around the luggage. The Company’s luggage wrap product could be offered to passengers at pre check-in areas of airports.

3.	GOING CONCERN

These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances or loans from related parties to finance ongoing operations. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. As of September 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $176,563 and $5,626, respectively.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2010 and 2011. However management cannot grant any assurances that such financing will be secured.

Information on the Company’s working capital and deficit is:

	September 30, 2010	December 31, 2009

Working capital (deficit)	$42,541	$(13,900)
Deficit	$301,073	$152,785

4.	NEW ACCOUNTING PRONOUNCEMENTS

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

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

4.	NEW ACCOUNTING PRONOUNCEMENTS (continued)

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

5.	CAPITAL STOCK

Issued Outstanding

On September 29, 2010, the Company issued 1,020,000 shares of the common stock of the Company for cash valued at $0.20 per share or $204,000.

6.	CONVERTIBLE NOTE PAYABLE

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
For the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

During the nine months period ended September 30, 2010, the Company was charged $78,000 professional fees by a Company owned by the President and CEO of the Company.

The President and CEO of the Company, as well as a company controlled by him, advanced funds to the Company for operating expenses and management fees. The advanced amounts are $12,964 and $937 for the periods as of September 30, 2010 and September 30, 2009, respectively. The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. The changes of due to related party during 2010 and 2009 are listed below:

December 31, 2009 Balance	$937
Accrued management fee	78,000
Advances	12,964
September 30, 2010 Balance	$91,901

The Company received short term shareholder loans of $5,000, $5,000 and $5,000 on December 29, 2009, February 9, 2010, and April 27, 2010, respectively from the President and CEO of the Company for operations. These loans are unsecured, non-interest bearing and are due on demand. The Company determined to impute 8% interest from the receiving date of the loans, which are based on the financing cost in the current market. As of September 30, 2010 and December 31, 2009, the Company imputed loan interest of $729 and $0, respectively. On October 1, 2010, the Company paid back $15,000 of the short term shareholder loans in full on demand to the President and CEO of the Company.

8.	FAIR VALUE MEASUREMENTS AND FINANCIAL INTRUMENTS

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are:

•	Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities
•	Level 2 – inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – inputs that are not based on observable market data.

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

Office Lease Agreement

On December 4, 2008, the Company has entered into a virtual office lease agreement with Regus at a cost of $225 plus expenses occurred per month expiring July 31, 2009. The lease has been extended to July 31, 2010 automatically without 90 days advanced notice. The lease has been extended again to July 31, 2011 automatically.

The Company shall make annual lease payments at least $2,700 for the next 5 years from 2010 to 2014, respectively.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

9.	COMMITMENTS (continued)

Consulting Service Agreements

The Company entered into a consulting services agreement with James Westmacott, dba Air Associates, an unrelated Washington Company on June 29, 2009, effective from July 1, 2009 on a recurring basis of one year intervals for a continuous period until terminated by either party. The agreement was later amended on November 17, 2009. Per the amended agreement, The Company agreed to issue 25,000 shares of common stock valued at $0.10 per share or $2,500 as a signing bonus. The Company also agreed to make $300 per diem for services rendered, not to exceed a total payment of $1,500 per month, payable in advance from commencement date through to the end of the month in which date the Company achieves a listing for trading in the Company’s shares on a United States Public Market. The Company agreed to pay a per diem of $300 for services rendered, not to exceed a total payment of $5,000 per month from the 1st day of the month following receipt of a listing for trading in the Company’s shares on a United States Public Market. The Company agreed to pay $375 per diem for services rendered from the 1st day of the month following the commissioning of the first bag/cargo security and protection system under contract, not to exceed a total payment of $8,250 per month. Upon completion of the listing of Company’s stock, the Company agreed to provide additional monthly payments of 4,000 common shares and be issued on a quarterly basis consistent with the Company’s quarterly reporting and filings. The monthly payment of shares shall cease and any shares accrued will be issued and reported in the next quarterly filings in the event of cancellation of the agreement.

As of September 30, 2010, the Company issued 25,000 shares of common stock valued at $2,500 and incurred service fees totaling $15,000, out of which $7,500 were outstanding. For the three months and nine months periods ended September 30, 2010, the Company incurred consulting service fees of $4,500 (2009: $4,500) and $13,500 (2009: $9,000) respectively.

The Company entered into a consulting services agreement with Warren Turner, TurnerKey Consulting, an unrelated Alberta company on August 24, 2009, effective from the date of signing the agreement, on a recurring basis of one year intervals for a continuous period until terminated by either party. The consultant shall undertake research of similar technologies and consider as relevant to the business development, manufacturing and marketing of the Company’s products, consistent with the business plan of the Company and as directed by the Company. The Company agreed to make $300 per diem for services rendered, not to exceed a total payment of $750 as a total payment from period beginning August 24, 2009 through to August 31, 2009. The Company also agreed to make payment for services rendered at $300 per diem, not to exceed a total payment of $1,500 per calendar month for the duration of the agreement. As of June 30, 2010, the Company paid a total of $750 for the service. On May 10, 2010, the consulting services agreement with Warrant Turner, TurnerKey Consulting has been cancelled.

Consultant Agreement

On December 22, 2009 the Company entered into a consultant agreement with Moody Capital, LLC and its affiliate Moody Capital Solutions, Inc. (“Moody” collectively), a broker dealer registered with the Securities and Exchange Commission (“SEC”) and a member in good standing of the Financial Industry Regulatory Authority, Inc. (“FINRA”), to serve as a consultant to the Company in assisting the Company in attaining a US OTC Bulletin Board listing. In connection with the services to be provided, upon execution of the agreement, the Company shall pay Moody $3,500 (paid) and upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company, the Company shall pay the sum of $3,500 and 45,000 shares of restricted common stock of the Company. As of September 30, 2010, the Company has not received the authorization letter from FINRA.

Transfer Agent Agreement

On June 28, 2010, the Company entered into a transfer agent agreement with Island Stock Transfer (the “Agent”) to appoint them as its transfer agent, warrant agent, and registrar for the common stock of the Company. The

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

9.	COMMITMENTS (continued)

Transfer Agent Agreement (continued)

Company paid $3,750 as of the date of this contract and another $3,750 will be set up as payable once account is activated upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company, which provides for all account set-up services effective for 12 months from the date of this agreement. The Company shall pay additional service fees based on the fee schedule set in the contract.

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

On October 1, 2010, the Company paid back $15,000 of the short term loans in full on demand to the President and CEO of the Company.

In October, the Company received $25,000 and $2,000 and issued 125,000 and 10,000 shares of the common stock of the Company for cash valued at $0.20 per share or $27,000.

On November 7, 2010, the Company entered into “Exclusive License Agreement” with Secure Luggage Systems Inc., an Alberta registered privately held Corporation (the “Licensor”) for a five-year term from signing date of this agreement. The Licensor agreed to appoint the Company as the representative of the baggage wrapping systems (the “Systems”) developed by the Licensor and protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the Systems. The Company is subject to a royalty fee of ten percent (10%) of gross revenue and additional 10% of manufacturing cost. Further upon the signing of the agreement, the Company agreed to pay $500,000 in total of which included $30,000 in cash and 1,175,000 common shares of the Company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of this “Agreement”. The payment of the shares shall be under Regulation “S” of the Securities Act and are restricted for one (1) year from date of issue or until such securities are cleared by registration statement filed with the SEC. The Company grants “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares. This “Agreement” shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, as long as the Company is not in default and successive terms upon mutual agreement by both parties. On November 7, 2010, the Company paid $30,000 in cash to the Licensor.

Secured Luggage Solutions Inc. has evaluated subsequent events for the period September 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

In this report references to “SLS”, “Secure Luggage,” “our company” “we,” “us,” and “our” refer to Secure Luggage Solutions Inc.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company in the business of luggage wrap, whereby a plastic covering is applied by a machine that rotates the luggage while applying multiple layers of stretchable plastic film around luggage. We intend to offer our luggage wrap product at pre check-in areas of airports to passengers that choose to utilize luggage wrap. As of the date of this filing, we have not entered into any licence agreements with airports that would allow us to offer our luggage wrap product at pre check-in areas of airports. We continue to actively promote our luggage wrap services to carriers, airport management and other parties operating within the Vancouver International Airport, which is our initial marketing target we have identified to begin our operations.

On November 7, 2010, we entered into an Exclusive License Agreemen” with Secure Luggage Systems Inc., an Alberta registered privately held Corporation. The agreement is for a period of five years. Pursuant to the agreement, the licensor has agreed to appoint our company as the representative of the baggage wrapping systems developed by the licensor and protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the wrapping systems. We will be subject to royalty fees of ten percent (10%) of gross revenue and additional 10% of manufacturing cost. Further upon the signing of the agreement, we agreed to pay $500,000, to be paid by $30,000 in cash and 1,175,000 common shares of the Company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of the agreement. We will grant “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares. This agreement shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, so long as we are not in default and successive terms upon mutual agreement by both parties. On November 7, 2010, we paid $30,000 in cash to the licensor.

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

Results of Operations

Three Months Ended September 30, 2010 compared to three months ended September 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010 which are included herein.

Our operating results for the three months ended September 30, 2010, for the three months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Change Between Three Month Period Ended September 30, 2010 and September 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$44,401		$54,992		$(10,591)
General and administrative		$5,499		$7,492		$(1,993)
Interest expense		$303		$98		$205
Net Income (Loss)		$(50,203)		$(62,582)		$12,379

Our financial statements report a net loss of $50,203 for the three month period ended September 30, 2010 compared to a net loss of $62,582 for the three month period ended September 30, 2009. Our losses have decreased primarily as a result of a decrease in professional fees.

Results of Operations

Nine months Ended September 30, 2010 compared to the nine months ended September 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010 which are included herein.

Our operating results for the nine months ended September 30, 2010, for the nine months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Nine month Period
						Ended
						September 30, 2010
		Nine months Ended		Nine months Ended		and September 30,
		September 30, 2010		September 30, 2009		2009
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$134,679		$75,967		$58,712
General and		$12,880		$11,481		$1,399

			Change Between
			Nine month Period
			Ended
			September 30, 2010
	Nine months Ended	Nine months Ended	and September 30,
	September 30, 2010	September 30, 2009	2009
administrative
Interest expense	$729	$416	$313
Net Income (Loss)	$(148,288)	$(87,864)	$60,424

Our financial statements report a net loss of $148,288 for the nine month period ended September 30, 2010 compared to a net loss of $87,864 for the nine month period ended September 30, 2009. Our losses have increased primarily as a result of an increase in professional fees.

Revenues

We have not earned any revenues since our inception.

Liquidity and Financial Condition

As of September 30, 2010, our current total assets were $180,313 and our total current liabilities were $137,772 and we had a working capital surplus of $42,541. Our financial statements report a net loss of $148,288 for the nine month period ended September 30, 2010, and a net loss of $301,073 for the period from December 4, 2008 (date of inception) to September 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		As at
		September 30,
		2010		2009

Net Cash (Used) Provided by Operating Activities		$(56,027)		$(94,807)
Net Cash Used In Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$226,964		$122,885
Cash Increase (Decrease) In Cash During The		$170,937		$28,078
Period

We had cash and cash equivalents in the amount of $176,563 as of September 30, 2010 as compared to $5,626 as of December 31, 2009. We had a working capital surplus of $42,541 as of September 30, 2010 compared to working capital deficit of $13,900 as of December 31, 2009.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure, covered by this quarterly report, being September 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer (our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures are not effective.

There have been no changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.      RISK FACTORS

We are a developmental stage company with no history of operations and may never become profitable.

If we are unable to fund the development of our business plan and the lack of revenues for continued growth may cause us to delay our business development. At September 30, 2010 we had negative cash flows from operating activities and we will require additional financing to fund our long-term cash needs. We may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to our company. If we are unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Equity Securities have been conducted and shares of our company’s stock have been issued during the period ended September 30, 2010.

On September 29, 2010, we issued 1,020,000 shares of the common stock of our company for cash valued at $0.20 per share or $204,000.

Subsequent to the quarterly ended September 30, 2010, in October, we received $25,000 and $2,000 and issued 125,000 and 10,000 shares of the common stock of our company, respectively for cash valued at $0.20 per share or $27,000.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      [REMOVED AND RESERVED]

ITEM 5.      OTHER INFORMATION

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

SECURE LUGGAGE SOLUTIONS INC

By:	/s/ Donald G. Bauer	Date: November 12, 2010
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