Form 10-K
period 2010-12-31
Secure Luggage Solutions Inc.
filed 2011-02-25
CIK 1472277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 333-162518

SECURE LUGGAGE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0677444
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2375 East Camelback Road, 5th Floor, Phoenix,
Arizona	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (602) 387-4035

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

17,477,000 as of February 25, 2011

Documents incorporated by reference: None

PART I

ITEM 1.	BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us" and "our company" mean Secure Luggage Solutions Inc. unless the context clearly requires or states otherwise.

Corporate History

We were incorporated in the State of Delaware on December 4, 2008. We are a development stage company in the business of luggage wrap. Luggage wrap is a product that is applied to checked luggage in a retail kiosk with the passenger present. Our product is a plastic covering applied by a machine. We intend to offer our luggage wrap product at pre check-in areas of airports to passengers that choose to utilize luggage wrap. As of the date of this filing, we have not entered into any license agreements with airports that would allow us to offer our luggage wrap product at pre check-in areas of airports. We continue to actively promote our luggage wrap services to carriers, airport management and other parties operating within the Vancouver International Airport, which is our initial marketing target we have identified to begin our operations.

Our Business

Our business is luggage wrap. We intend to market and provide the luggage wrap services at various airports in North America. Luggage wrap is a product that is applied to checked luggage in a retail kiosk with the passenger present. Our product is a plastic covering applied by a machine. We offer two different processes that apply the plastic covering. One process we offer rotates the luggage while applying multiple layers of stretchable plastic film around the luggage. The other process we offer conveys checked luggage from entrance to exit while applying a single layer of shrink plastic around the luggage. Our luggage wrap product will be offered at pre check-in areas of airports to passengers that choose to utilize our luggage wrap product. We will charge from $5 to $10 (depending on size) for each piece of luggage wrapped with our luggage wrap product.

We have entered into a relationship with Satel-95 Ltd., a bag wrap equipment manufacturer located in Sofia Bulgaria. There is no written agreement regarding the relationship between our company and Satel and the term of the relationship will continue indefinitely until either party to the relationship desires to terminate the relationship. Pursuant to the terms of the relationship, Satel will provide us with the machines and related equipment to apply our luggage wrap material, in exchange for 50% of the operating profit from our luggage wrap business. We will use the machinery and equipment furnished by Satel to operate our luggage wrap business. Accordingly, after the payment of all related costs and expenses, which include airport concession fees, personnel fees, and product expenses, operating profit from our luggage wrap business will be allocated 50% to us and 50% to Satel, as compensation to Satel for the use of its luggage wrap machines.

We cannot provide any guarantee or assurance regarding the term of our relationship with Satel. We anticipate in the event of the termination of that relationship, we may purchase luggage wrapping machines and equipment from Satel. In the event that the relationship terminates and we cannot purchase luggage wrap machinery or equipment from Satel, we believe that we will be able to purchase similar machinery and equipment from other manufacturers to operate our luggage wrap business.

On November 7, 2010, our company entered into an exclusive license agreement with Secure Luggage Systems Inc. (“SL Systems”), an Alberta, Canada corporation, for a five-year term. SL Systems agreed to appoint our company as the representative of the baggage wrapping systems that conveys checked luggage from entrance to exit while applying a single layer of shrink plastic around the luggage, developed by SL Systems which are protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the wrapping systems. Our company is subject to a royalty fee of ten percent (10%) of gross revenue and additional 10% of manufacturing cost. Pursuant to the agreement, our company agreed to pay $500,000 consisting of $30,000 cash and 1,175,000 common shares of our company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of the agreement. The agreement shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, as long as our company is not in default and successive terms upon mutual agreement by both parties. On November 7, 2010, our company prepaid $30,000 in cash to SL Systems. Pursuant to an oral agreement of by parties, the closing date of the agreement will be no later than February 28, 2011.

Our challenge for the next twelve months will be to obtain financing to assist the development of markets for our luggage wrap product at commercially viable locations and then market the luggage wrap product to customers.

We may be unable to raise the financing to develop our intended markets, obtain licence agreements with targeted airports, operate in commercially viable locations or our product of wrapping bags may be too narrowly focused to satisfy the needs of the market. In that case, our company may have to research and develop other applications or we may need to abandon our business plans.

Our independent contractor, James Westmacott, is currently negotiating with appropriate personnel at Vancouver International Airport, British Columbia regarding offering our luggage wrap services at that airport. Mr. Westmacott, as a result of his career with Cathay Pacific Airlines and Harmony Airlines, has relationships with various personnel at Vancouver International Airport. We believe that Mr. Westmacott’s relationship with those personnel provides us with an advantage in connection with negotiating a luggage wrap situation at that airport. We anticipate that we should have a decision from Vancouver International Airport regarding our luggage wrap services no later than June 30, 2011.

We anticipate that in addition to Vancouver International Airport, we will approach the appropriate personnel at Seattle-Tacoma International Airport, Toronto International Airport, Los Angeles International Airport, O’Hare (Chicago) International Airport, Hartsfield (Atlanta) International Airport, and San Francisco International Airport to offer our luggage wrap services.

Currently, we have no revenues and no customers. Because of our relationship with Satel, and our license agreement with SL Systems we are able to offer our luggage wrap business immediately. Additionally, we believe our prices will be competitive with our competitors.

In providing our luggage wrap services, we will either utilize Model BW-400 stretch wrapping machines and related equipment furnished by Satel. According to Satel, the Model BW-400 stretch wrapping machine is used world-wide, in countries including, but not limited to, Russia, Venezuela, Germany, the Czech Republic, Pakistan, Canada, Turkey, Spain, Austria, United Arab Emirates, Egypt, and Saudi Arabia. Additionally, in providing our luggage wrap services, we may use equipment available to us under the license agreement that is manufactured by SL Systems or of our manufacture.

We are a development stage company, have a working capital deficit, have incurred losses from operations since inception, have no sales, may incur further significant losses, have no established source of revenue, and are dependent on our ability to raise capital from shareholders or advances or loans from related parties to sustain operations, and there is a substantial doubt that we will be able to continue as a going concern.

Competition

There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in our industry include effective marketing and sales, brand recognition, the quality of our products and services, and ease of use of our products and services. We may have competitors that may be able to offer alternative products or services on more attractive terms or with better customer support. Other companies may also enter our market with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and services and introduce new products and services. We may be perceived as relatively too small or untested in comparison to our competitors. To be competitive, we will have to invest significant resources in business development, advertising and marketing. We cannot provide any assurance that we will have sufficient resources to make these investments or we will be able to make the advances necessary to be competitive. Increased competition may result in revenue reduction, reduced gross margin and loss of market share. Failure to compete successfully will result in less revenue and have a material adverse effect on our business, operating results and financial condition.

Compliance with Government Regulation

The development of our bag wrap business may be subject to various United States and Canadian federal, state, provincial and local and foreign governmental regulations. We may from time to time, be required to obtain licenses, permits and/or have background checks performed on staff, from various governmental authorities in regards to the operation of our bag wrap business.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Employees

Currently, our only employees are our directors and officers and various individuals acting as consultants to our company. These individuals only a limited amount of time to our business. We confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking financing to pursue our business plan.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to Our Business

We have a limited operating history, making it difficult to accurately forecast our revenues and appropriately plan our expenses.

We began operations in December 2008. We incurred a net loss of $216,830 and $150,703 for the fiscal year ended December 31, 2010 and 2009. We incurred an accumulated net loss of $369,615 since inception.

Because we have a limited operating history, it is difficult to accurately forecast our revenues and expenses. Additionally, our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products and services, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products and services. Our ability to generate future revenues will be dependent on a number of factors, many of which are beyond our control, including the pricing of other products and services, overall demand for our products and services, market competition and government regulation. As with any investment in a company with no operating history, ownership of our securities may involve significant risks and is not recommended if an investor cannot reasonably accommodate the risk of a total loss of his or her investment.

If we do not receive additional funding to expand operations, the value of our common stock could be adversely affected.

As of December 31, 2010, we had cash reserves of $39,047. We estimate that such cash reserves are not sufficient to fund our daily operations. To fund our daily operations we must raise additional capital. No assurance can be given that we will receive additional funds required to fund our daily operations. In addition, in the absence of the receipt of additional funding, we may be required to scale back our operations. Currently, we have enough cash to satisfy those obligations that we can’t accrue or defer, and we will require approximately $2,100,000 to operate our business during the next 12 months.

If our relationship with Satel terminates, it may be difficult or impossible to continue to operate our luggage wrap business.

In the event our relationship with Satel does not generate the results expected, that relationship may terminate. In the event of that termination, we may not have sufficient resources to acquire rotating luggage wrap equipment and machinery from either Satel or competing manufacturers. Additionally, airports that may prefer rotating luggage wrapping equipment may not be willing to accept our alternative process whereby luggage is conveyed from entrance to exit while wrapped with a single layer of shrink plastic. Accordingly, in that event, our operations may cease until such time as we can acquire additional rotating luggage wrap machinery and equipment to continue our business, which could have a material adverse effect on our revenues and financial condition.

Our luggage wrap product may not be sufficient to ensure our success in our intended market.

Our survival is, currently, dependent upon the success of our efforts to gain market acceptance of our luggage wrap product. Should our luggage wrap product be too narrowly focused or should the target market not be as responsive as we anticipate, we may not have alternate products or services that we can offer to ensure our continued operations.

Competition from providers of similar products and services could adversely affect our revenues and financial condition.

There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in our industry include effective marketing and sales, brand recognition, the quality of our products and services, and ease of use of our products and services. We may have competitors that may be able to offer alternative products or services on more attractive terms or with better customer support. Other companies may also enter our market with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and services and introduce new products and services. We may be perceived as relatively too small or untested in comparison to our competitors. To be competitive, we will have to invest significant resources in business development, advertising and marketing. We cannot provide any assurance that we will have sufficient resources to make these investments or we will be able to make the advances necessary to be competitive. Increased competition may result in revenue reduction, reduced gross margin and loss of market share. Failure to compete successfully will result in less revenue and have a material adverse effect on our business, operating results and financial condition.

Our License Agreement provides us with a patented process, however our rotating bag wrap process is not protected as intellectual property and our competitors may have greater resources to operate a more successful business than ours.

The process available to us by our license agreement and protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637 may afford us with some protection against competitors in certain jurisdictions. However our rotating bag wrap process is not protected as our intellectual property, our competitors, particularly those competitors with greater resources, at any time may enter into the bag wrap business or expand their existing bag wrap business in such a manner that they would be more successful than our bag wrap business.

Our results of operations may fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the summer months, our revenues in the second and third quarters of the year may be greater than revenues in the first and fourth quarters of the year. Our results of operations will reflect this seasonality and may, also, be impacted by numerous other factors that are not necessarily seasonal, including, among others, the imposition of fees, extreme or severe weather, changes in the competitive environment and other factors and general economic conditions. As a result, our quarterly operating results may not necessarily be indicative of operating results for an entire year and historical operating results in a quarterly or annual period may not necessarily be indicative of future operating results.

Security requirements may increase our costs and decrease our revenues.

Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration (“TSA”) have implemented numerous security measures that affect airline operations, including the handling and processing of checked luggage, and may implement additional measures in the future. In addition, foreign governments have also instituted additional security measures at foreign airports at which we may do business. Additional measures taken to enhance either passenger or cargo security procedures and/or to recover associated costs from passengers in the future may result in adverse effects on our results of operations.

Presently, we are not required to obtain approval from TSA for the services that we will offer at those locations at which we intend to conduct business. There can be no assurance, however, that in the future we will not be required to obtain approval from TSA or be required to follow certain procedures mandated by TSA, which, if followed, as a result of the costs associated with, could reduce or, possibly, eliminate the desirability of our services, which could have an adverse effect on our results of operations.

Additionally, the bags that we wrap will be subject to screening by TSA personnel and those bags that are opened by TSA personnel for screening purposes will have to be rewrapped by us and the costs associated with that rewrapping could have an adverse effect on our results of operations.

Our operations could be negatively impacted by terrorist events or war activity.

Our operations are sensitive to changes in the economy and airline industry that are caused by, or related to, past and future terrorist attacks. Such changes include, but are not limited to, the impact of additional airline and security charges included in our costs and reduced customer demand for travel. War or other military action by the United States or other countries could have a significant effect on passenger traffic, which could adversely affect our business, financial condition, operating results and cash flows.

Certain of our management personnel serves us on a part time basis and conflicts may occur.

Mr. Kraus and Ms. Cai devote a portion of their working time on our operations. As they devote their time to other activities, it is probable that conflicts will result regarding their allocation of time and effort. While they will each seek to give us sufficient time to allow us to operate on a basis that is beneficial to our shareholders, this goal may not be accomplished and our operating results may be negatively impacted by the unavailability of our key personnel.

Airline industry conditions constantly change, and negative economic conditions may materially and adversely affect our business and results of operations.

The airline industry is significantly affected by general economic conditions, and the global economic recession has resulted in a weaker demand for air travel in general. During recent recessions, most airlines have reduced fares in an effort to increase traffic and overall revenues. Economic and competitive conditions in the airline industry have contributed to certain airline bankruptcies and reorganizations in recent years. A worsening of current economic conditions, or an extended period of recession, whether nationally or regionally, would have a material adverse effect on our business, financial condition, operating results and cash flows.

The majority of the airlines in the United States charge passengers fees or surcharges to check their luggage. As a result, passengers on those airlines may be reluctant to check their baggage and make every effort to carry on as much of their baggage as possible. Additionally, as a result of the general economic conditions in the airline industry, those airlines that do not charge for checking baggage may decide to charge fees or surcharges for checked luggage, and passengers may avoid checking their luggage on those airlines, so as to not pay those fees or surcharges. Accordingly, the reluctance of travelers to check their baggage could have a material adverse effect on our business, financial condition, operating results, and cash flows.

Products and services that we offer may subject us to liability claims.

The products and services that we provide may not meet customer expectations. Such problems would seriously harm our credibility, market acceptance of our products and services, and the value of our brand. In addition, such problems may result in liability for damages resulting from lost luggage or other valuables. The occurrence of some of these types of problems may seriously harm our business, operating results, and financial condition.

Our officers have little or no previous experience in managing a public company, and we do not have any employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remedy in time to meet the requirements imposed by the Sarbanes-Oxley Act for compliance with that Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Risks Related to our Common Stock

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our Certificate of Incorporation provides for indemnification of our officers and directors at our expense and limits their liability, which may result in a major cost to us and damage the interests of our shareholders, because our resources may be expended for the benefit of our officers and/or directors.

Our Certificate of Incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, for attorney’s fees and other expenses incurred by them in any litigation to which they become a party resulting from their association with us or activities on our behalf. We will also pay the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recover.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer, or controlling person in the successful defense of any action, lawsuit, or proceeding, is asserted by a director, officer, or controlling person in connection with our securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the issue of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, and we will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, probably will be very costly and may result in us receiving negative publicity, either of which factors would probably materially reduce the market and price for our common stock, if such a market ever develops.

Because we can issue additional shares of common stock, purchasers of our common stock may experience dilution.

We are authorized to issue up to 25,000,000 shares of common stock. At present, there are 17,477,000 shares of our common stock issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. We anticipate that we will be required to raise additional capital to finance our operations, and that capital may be raised by the sale of additional shares of our common stock. Consequently, upon the sale of additional shares of our common stock, our stockholders will experience dilution in the ownership of our common stock.

One of the effects of the existence of unissued and unreserved common stock may be to enable our Board of Directors to issue shares of our common stock to persons friendly to current management, which issuance could render more difficult or discourage in attempt to obtain control of our Board of Directors by merger, tender offer, proxy contests, or otherwise, and thereby protect the continuity of our management and possibly deprive our stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Because our officers, directors and principal shareholders control a substantial portion of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors, in the aggregate, beneficially own 90.3% of the issued and outstanding shares of our common stock. As a result, these individuals have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Other Risks

Because all of our officers and directors are located in Non-United States jurisdictions, you may have no effective recourse against our management for misconduct and may not be able to enforce judgments and civil liabilities against our officers and directors.

All of our directors and officers are nationals and residents of countries other than the United States, and they all reside in Canada. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

Secure Luggage’s principal administrative office is located at 2375 East Camelback Road, 5th Floor, Phoenix, Arizona, 85016. The office is our registered office, and the relevant service expenses, including the secretarial, photocopying, and similar services will be charged on a month-to-month basis depending on the services provided as requirements by our company.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to out Company.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

With respect to our Form 211 Application to initiate quotations on the OTC Bulletin Board, our trading symbol “SCLG” has been listed on the OTC Bulletin Board on December 28, 2010. Trading of our stock on the OTC Bulletin Board will not commence until we have received final approval of the Financial Industry Regulatory Authority (“FINRA”) to our form 211 Application. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

As of February 25, 2011, there were 47 holders of record of our common stock and 17,477,000 common shares were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer Inc. 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701 (Telephone: 727.289.0100; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In September and October, 2010, $231,000 was received for 1,155,000 shares of the common stock of our company valued at $0.20 per share. These shares have not been issued as of the date of this annual report.

In January 2011, our company received share subscription advances of $35,000 and $5,000 to issue 175,000 and 25,000 shares of the common stock of our company, respectively for cash valued at $0.20 per share.

Issuer Purchase of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and believes. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such difference include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

Our audited financial statements are stated in United State Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended December 31, 2010 and 2009

Our operating results for our year ended December 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Change Between Year Ended December 31, 2010 and 2009
Revenue	$ Nil	$ Nil	$ Nil
Professional fees	$ 192,531	$ 130,110	$ 62,421
General and administrative	$ 23,570	$ 20,177	$ 3,393
Interest expense	$ 729	$ 416	$ 313
Net Income (Loss)	$ (216,830)	$ (150,703)	$ (66,127)

Our financial statements report a net loss of $216,830 for the year ended December 31, 2010 compared to a net loss of $150,703 for the year ended December 31, 2009. Our losses have increase primarily as a result of an increase in professional fees.

Revenues

We have not earned any revenues since our inception.

Professional fees

The increase in professional fees for our year ended December 31, 2010 is due to increased consulting fees, management fees and legal fees related to filings with SEC.

General and administrative

The increase in our general and administrative expense for our year ended December 31, 2010 is due to increased transfer agent fees.

Interest expenses

The increase in interest expense for our year ended December 31, 2010 is due to more imputed interest for the shareholder short term loan.

Liquidity and Financial Condition

As of December 31, 2010, we had cash and cash equivalents in the amount of $39,047 as compared to $5,626 as of December 31, 2009. Our current total assets were $42,797 and our total current liabilities were $62,798 and we had a working capital deficiency of $20,001. Our financial statements report a net loss of $216,830 for the year ended December 31, 2010, and a net loss of $369,615 for the period from December 4, 2008 (date of inception) to December 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	As at
	December 31,
	2010		2009

Net Cash (Used) Provided by Operating Activities	$(162,579)		$(117,259)
Net Cash Used In Investing Activities	$(30,000)	$	Nil
Net Cash Provided by Financing Activities	$226,000		$122,885
Cash Increase (Decrease) In Cash During The Period	$33,421		$5,626

Operating Activities

Net cash used in operating activities was $162,579 for our year ended December 31, 2010 compared with cash used in operating activities of $117,259 in the same period in 2009. This difference was primarily due to the increase of net loss and the payment made in payable, offset by an increase in due to related party.

Investing Activities

Net cash used in investing activities was $30,000 for our year ended December 31, 2010 compared to net cash used in investing activities of $Nil in 2009 was mainly attributable to the prepayment in regard to the acquisition of license used right.

Financing Activities

Net cash provided in financing activities was $231,000 for our year ended December 31, 2010 compared to net cash provided of $122,885 in the same period in 2009. This primarily resulted from more proceeds of share subscription received.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss of $216,830 for the year ended December 31, 2010 [2009 – net loss of $150,703] and at December 31, 2010 had a deficit accumulated during the development stage of $369,615 [2009 – $152,785]. Our company had no revenue generated since inception. Our company has working capital deficiency of $20,001 as at December 31, 2010. Our company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangement that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with our financial statements are critical to an understanding of our financial statements.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on our company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Our company does not expect the adoption of ASU 2010-13 to have a significant impact on its financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. Our company does not expect this ASU will have a material impact on its financial position or results of operations.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our company’s financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information set forth below with respect to our statements of operations for the twelve month periods ended December 31, 2010 and 2009 is audited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the year period ended December 31, 2010 are not necessarily indicative of results to be expected for any subsequent period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Chang Lee LLP
Chartered Accountants
606-815 Hornby Street
Vancouver, B.C., V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SECURE LUGGAGE SOLUTIONS INC.
(A development stage company)

We have audited the accompany balance sheet of Secure Luggage Solutions Inc. (“the Company”) as at December 31, 2010 and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for the period from December 4, 2008 (Inception) through December 31, 2009. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the period March 8, 2006 (Inception) through April 30, 2010, insofar as it relates to the amounts for prior periods through December 31, 2009, is based solely on the report of the other auditors. The financial statements as of December 31, 2009 were audited by other auditors and whose report dated March 24, 2010 included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to finance the growth of its current operations and achieve its strategic objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chang Lee LLP
Chartered Accounts

Vancouver, Canada
February 16, 2011 Chartered Accountants

	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC	Todd D. Chisholm
Nephi J. Bierwolf
[Logo]	Certified Public Accountants	Troy F. Nilson
	Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Douglas W. Morrill

February 24, 2011

Office of the Chief Accountant
Securities and Exchange Commission
450 West Fifth Street N.W.
Washington DC 20549

CONSENT OF INDEPENDENT REGISTERED PULIC ACCOUNTING FIRM

We hereby consent to the use of our report dated March 24, 2010, with respect to the financial statements for the year ended December 31. 2009 to be included in the filing of the 2010 Form 10-K of Secure Luggage Solutions Inc.

Sincerely,

/s/ Chisholm, Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill LLC

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

Secure Luggage Solutions Inc.

(A Development Stage Company)
Audited Financial Statements
December 31, 2010 and 2009

Secure Luggage Solutions Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$39,047	$5,626
Prepaid Expense	3,750	13,725
Total Current Assets	42,797	19,351
Prepayment for License Use Right	30,000	-
TOTAL ASSETS	$72,797	$19,351
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$11,250	$27,314
Due to Related Parties	51,548	937
Shareholder Loan	-	5,000
Total Current Liabilities	62,798	33,251
Total Liabilities	62,798	33,251
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 25,000,000 Shares Authorized with Par Value $0.001, Issued and Outstanding: 17,477,000 Common Shares	17,477	17,477
Share Subscriptions Received	231,000	-
Shares to Be Issued for Services	9,000	-
Additional Paid-in Capital	122,137	121,408
Deficit Accumulated during the Development Stage	(369,615)	(152,785)
Total Stockholders' Equity (Deficit)	9,999	(13,900)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,797	$19,351

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Audited)

			Cumulative Amounts
	For the		From Beginning of
	Years Ended		Development Stage
	December 31,		(December 4, 2008) to
	2010	2009	December 31, 2010
REVENUES	$-	$-	$-
OPERATING EXPENSES
Professional Fees	192,531	130,110	323,641
G & A Expenses	23,570	20,177	44,829
Total Operating Expenses	216,101	150,287	368,470
LOSS FROM OPERATION AND BEFORE	(216,101)	(150,287)	(368,470)
OTHER INCOME ( EXPENSE )
OTHER INCOME ( EXPENSE )
Interest Expenses	(729)	(416)	(1,145)
LOSS FROM OPERATION BEFORE
INCOME TAX	(216,830)	(150,703)	(369,615)
Provision for Income Taxes	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(216,830)	$(150,703)	$(369,615)
NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,477,000	14,917,296

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

			Cumulative Amounts
	For the		From Beginning of
	Years Ended		Development Stage
	December 31,		(December 4, 2008) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(216,830)	$(150,703)	$(369,615)
Adjustments to Reconcile Net Loss to Net Cash Used
by Operating Activities:
Shares Issued for Services	-	20,000	21,000
Shares to Be Issued for Services	9,000		9,000
Interest Imputed for Non-Interest Bearing Loans	729	-	729
Changes in Assets and Liabilities:
Prepaid Expenses	9,975	(13,500)	(3,750)
Accounts Payable and Other Liabilities	(16,064)	26,672	11,249
Due to Related Parties	50,611	272	51,549

Net Cash Used by Operating Activities	(162,579)	(117,259)	(279,838)

CASH FLOWS FROM INVESTING ACTIVITY:
Changes in Investing Activity
Acquisition of License Use Right	(30,000)	-	(30,000)

Net Cash Used by Investing Activities	(30,000)	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in Financing Activities
Share Issued for Cash	-	173,885	173,885
Share Subscriptions Received	231,000	-	231,000
Share Issue Cost	-	(56,000)	(56,000)
Proceeds from Shareholder Loan	(5,000)	5,000	-
Proceeds from Promissory Note Payable	-	10,000	10,000
Repayment on Promissory Note Payable	-	(10,000)	(10,000)

Net Cash Provided by Financing Activities	226,000	122,885	348,885

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,421	5,626	39,047
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,626	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,047	$5,626	$39,047

SUPPLEMENTAL DISCLOSURES
Cash Paid for:
Interest	$-	$416	$416
Income Taxes	$-	$-	$-

Non-Cash Transactions:
Share Issued for Services	$-	$20,000	$21,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
December 4, 2008 (Inception) through December 31, 2010

	COMMON STOCK				ADDITIONAL PAID-IN CAPITAL		SHARE ISSUED COST		SHARES TO BE ISSUED		DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	TOTAL SHAREHOLDERS' DEFICIT
	SHARES		AMOUNT

Balance, inception-December 4, 2008		$		$		$		$		$		$-

Share issued for services at $0.001 per share	1,000,000		1,000		-							1,000
Net loss for the period ending December 31, 2008											(2,082)	(2,082)
Balance, December 31, 2008	1,000,000		$1,000		$-		$-		$-		$(2,082)	$(1,082)

Shares issued for services at $0.001 per share	7,500,000		7,500		-							7,500
Shares issued for cash at $0.001 per share	7,185,000		7,185		-							7,185
Share issued for cash at $0.10 per share, net of stock issuance cost	1,667,000		1,667		165,033		(56,000)					110,700
Share issued for services at $0.10 per share	125,000		125		12,375							12,500
Net loss for theyear ending December 31, 2009											(150,703)	(150,703)
Balance, December 31, 2009	17,477,000		$17,477		$177,408		$(56,000)		$-		$(152,785)	$(13,900)

Share to be issued for service									9,000			9,000
Share subscriptions received			-						231,000			231,000
Imputed interest					729							729
Net loss for the year ending December 31, 2010											(216,830)	(216,830)
Balance, December 31, 2010	17,477,000		$17,477		$178,137		$(56,000)		$240,000		$(369,615)	$9,999

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

1.	BASIS OF PRESENTATION

The accompanying audited financial statements, expressed in US dollars, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for audited financial information.

2.	NATURE OF BUSINESS

The accompanying financial statements represent the accounts of Secure Luggage Solutions Inc., incorporated in the State of Delaware on December 4, 2008. The Company is in the development stage and is in the business of luggage wrap., whereby a plastic covering is applied to the luggage by either a machine that rotates the luggage while applying multiple layers of stretchable plastic film or by a machine that conveys the luggage from entrance to exit while applying a single layer of shrink plastic around the luggage. The Company’s luggage wrap product could be offered to passengers at retail kiosks, pre check-in areas of airports.

3.	GOING CONCERN

These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances or loans from related parties to finance ongoing operations. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. As of December 31, 2010 and 2009, the Company had cash and cash equivalents of $39,047 and $5,626, respectively.

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2011 and 2012. However management cannot grant any assurances that such financing will be secured.

Information on the Company’s working capital and deficit is:

	December 31, 2010	December 31, 2009

Working capital (deficit)	$(20,001)	$(13,900)
Deficit	$369,615	$152,785

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Secure Luggage Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d…)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with a maturity of three months or less. As at December 31, 2010 and 2009, there were no cash equivalents.

Stock-Based Compensation

The Company adopted Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, to account for its stock options and similar equity instruments issued. Accordingly, stock-based compensation is measured at fair value of the instrument on the grant date and recognized over the vesting period as a charge to stock-based compensation with a corresponding increase in contributed surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in contributed surplus, is recorded as an increase to share capital.

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Foreign Currency Translations

The Company maintains its accounting records in U.S. Dollars, as follows: At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Comprehensive Income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of December 31, 2010, the Company had approximately $nil in a bank beyond insured limit (2009 - $nil).

Income Taxes

The Company has adopted SC740, “Income Taxes”, which requires the Company to recognized deferred tax liabilities and assets for the expected future tax consequence of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, special warrants, and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, potential dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for the loss year.

Secure Luggage Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d…)

Fair Value of Financial Instruments

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

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, and shareholder loan. Fair values of these financial statements approximate their carrying values due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

New Accounting Pronouncements

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

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Secure Luggage Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

5.	CAPITAL STOCK

Authorized

The total authorized is 25,000,000 common shares with a par value of $0.001 per common share.

Issued and Outstanding

On December 4, 2008, 1,000,000 shares of common stock were approved by the board of the director and issued to the CEO of the Company for his services, valued at $0.001 per share or $1,000.

On January 15, 2009, 7,500,000 shares of common stock were approved by the board of the director and issued to the CEO of the Company for his services, valued at $0.001 per share or $7,500.

On February 27, 2009, 7,185,000 share of the common stock were approved by the board of the director and issued to the CEO of the Company for cash, valued at $0.001 per share or $7,185.

On June 30, 2009, 100,000 shares of the common stock were approved by the board of the director and issued to the Secretary Treasurer of the Company for his services, valued at $0.10 per share or $10,000.

On June 30, 2009, 197,000 shares of the common stock were approved by the board of the director for private placements and issued for cash, valued at $0.10 per share or $19,700.

On June 30, 2009, 25,000 shares of the common stock were approved by the board of the director and issued to the consultant of the Company for his signing bonus, valued at $0.10 per share or $2,500.

During July 2009, 70,000 shares of the common stock were approved by the board of the director for private placements and issued for cash, valued at $0.10 per share or $7,000.

During August 2009, 1,400,000 shares of the common stock were approved by the board of the directors for a private placement and issued for cash valued at $0.10 per share or $140,000. The Company paid a commission on the funds raised which amounted to $56,000 in cash and has been deducted as a cost of issuance, pursuant to the agreement.

In September and October 2010, per approval of the Company’s board of directors, $231,000 was received for 1,155,000 shares of the common stock of the Company valued at $0.20 per share. These shares have not been issued as of the date of the auditors’ report due to the administrative reason.

6.	CONVERTIBLE NOTE PAYABLE

During March 2009, the Company received $10,000 from Secure Luggage Systems, Inc. (the “SL Systems”), a Canadian registered privately held company that the President and CEO of the Company owns 35.4% equity interest, pursuant to a convertible note payable. The note bears interest at 10% per annum, and is due on demand. The note holder has the right, at the sole discretion of the holder, to convert the principal and accrued interest on the note, in whole or in part, into shares of the Company’s common stock at a price of $0.01 per share, such shares to be adjusted pro-rata with all other shareholders, for any changes in the capital structure of the issuer. On August 6, 2009, the Company paid back the $10,000 of principal and $416 of accrued interest to SL System on demand.

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

Secure Luggage Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

7.	INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	December 31,
	2010	2009
Deferred tax Asset:
Net operating loss carryforward	$125,669	$51,949
Valuation allowance	(125,669)	(51,949)
	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	December 31,
	2010	2009

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	(73,700)	(51,200)
Change in valuation allowance	73,700	51,200
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $125,669 and $51,949 as of December 31, 2010 and 2009, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

Secure Luggage Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

8.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company was charged $108,000 (December 31, 2009 – 55,500) management fees by a Company owned by the President and CEO of the Company.

As of December 31, 2010, $30,000 was prepaid to SL Systems per the Exclusive License Agreement for the usage of patents and intellectual property (see Note 9).

The President and CEO of the Company, as well as a company controlled by him, advanced funds to the Company for operating expenses and management fees. The advanced amounts are $611 and $272 for the years ended December 31, 2010 and 2009, respectively. The amounts due to related parties are unsecured, non- interest bearing and have no specific terms of repayment. The changes of due to related party during 2010 and 2009 are listed below:

	For the Years Ended
	December 31,
	2010	2009

Opening balance	$937	$665

Advance	611	272
Accrued management fee	50,000	-

Ending balance	$51,548	$937

The Company received short term shareholder loans of $5,000, $5,000 and $5,000 on December 29, 2009, February 9, 2010, and April 27, 2010, respectively, from the President and CEO of the Company for operations. These loans are unsecured, non-interest bearing and are due on demand. The Company determined to impute 8% interest from the receiving date of the loans, which are based on the financing cost in the current market. On October 1, 2010, the Company paid back $15,000 of the short term shareholder loans in full on demand to the President and CEO of the Company. As of December 31, 2010 and 2009, the Company imputed loan interest of $729 and $nil, respectively. See Note 6 and 9.

The Company paid $12,260 consulting fees to CFO of the Company for the year ended December 31, 2010 (2009-$6,260).

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

9.	COMMITMENTS

Office Lease Agreement

On December 4, 2008, the Company has entered into a virtual office lease agreement with a third-party at a cost of $225 plus expenses occurred per month expiring July 31, 2009. Per the lease agreement, the lease will be automatically extended without 90 days advanced notice. As of December 31, 2010, the lease has been extended to July 31, 2011.

Secure Luggage Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

9.	COMMITMENTS (Cont’d…)

Consulting Service Agreements

The Company entered into a consulting services agreement with Mr. James Westmacott, the principal of Air Consult Associates, an unrelated Washington Company on June 29, 2009, effective from July 1, 2009 on a recurring basis of one year intervals for a continuous period until terminated by either party. The agreement was later amended on November 17, 2009. Per the amended agreement, The Company agreed to issue 25,000 shares of common stock valued at $0.10 per share or $2,500 as a signing bonus. The Company also agreed to make $300 per diem for services rendered, not to exceed a total payment of $1,500 per month, payable in advance from commencement date through to the end of the month in which date the Company achieves a listing for trading in the Company’s shares on a United States Public Market. The Company agreed to pay a per diem of $300 for services rendered, not to exceed a total payment of $5,000 per month from the 1st day of the month following receipt of a listing for trading in the Company’s shares on a United States Public Market. The Company agreed to pay $375 per diem for services rendered from the 1st day of the month following the commissioning of the first bag/cargo security and protection system under contract, not to exceed a total payment of $8,250 per month. Upon completion of the listing of Company’s stock, the Company agreed to provide additional monthly payments of 4,000 common shares and be issued on a quarterly basis consistent with the Company’s quarterly reporting and filings. The monthly payment of shares shall cease and any shares accrued will be issued and reported in the next quarterly filings in the event of cancellation of the agreement.

As of December 31, 2009, the Company issued 25,000 shares of common stock valued at $2,500. For the year ended December 31, 2010, the Company incurred consulting service fees of $18,000 (2009 - $11,500), out of which $1,500 was outstanding as of December 31, 2010 (2009 - $Nil).

Consulting Service Agreements

The Company entered into a consulting services agreement with Mr. Warren Turner, the principal of TurnerKey Consulting, an unrelated Alberta company on August 24, 2009, effective from the date of signing the agreement, on a recurring basis of one year intervals for a continuous period until terminated by either party. The consultant shall undertake research of similar technologies and consider as relevant to the business development, manufacturing and marketing of the Company’s products, consistent with the business plan of the Company and as directed by the Company. The Company agreed to make payment of $300 per diem for services rendered, not to exceed a total payment of $750 as a total payment from period beginning August 24, 2009 through to August 31, 2009. The Company also agreed to make payment for services rendered at $300 per diem, not to exceed a total payment of $1,500 per calendar month for the duration of the agreement. On May 10, 2010, the consulting services agreement with Mr. Warrant Turner, TurnerKey Consulting has been cancelled. For the year ended December 31, 2010, the Company paid a total of $Nil (2009 - $750) to Mr. Warren Turner, Turnerkey Consulting.

Consultant Agreement

On December 22, 2009 the Company entered into a consultant agreement with Moody Capital, LLC and its affiliate Moody Capital Solutions, Inc. (“Moody” collectively), a broker dealer registered with the Securities and Exchange Commission (“SEC”) and a member in good standing of the Financial Industry Regulatory Authority, Inc. (“FINRA”), to serve as a consultant to the Company in assisting the Company in attaining a US OTC Bulletin Board listing. In connection with the services to be provided, upon execution of the agreement, the Company shall pay Moody $3,500 (paid) and upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company, the Company shall pay the sum of $3,500 and 45,000 shares of restricted common stock of the Company. As of December 31, 2010, the Company has received the authorization letter from FINRA and accrued $3,500 payable to Moody and 45,000 share to be issued.

Secure Luggage Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010

9.	COMMITMENTS (Cont’d…)

Transfer Agent Agreement

On June 28, 2010, the Company entered into a transfer agent agreement with Island Stock Transfer (the “Agent”) to appoint them as its transfer agent, warrant agent, and registrar for the common stock of the Company. The Company paid $3,750 as of the date of this agreement and another $3,750 will be set up as payable once account is activated upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company, which provides for all account set-up services effective for 12 months from the date of this agreement. The Company shall pay additional $200 monthly service fees once the account is activated. As of December 31, 2010, the Company received the authorization letter from FINRA and had $3,750 commitment outstanding for fully active the account, which was subsequently paid.

Termination of Previous Transfer Agent Agreement

The activation of the Company’s transfer agent agreement with Island Stock Transfer activated termination of the Company’s previous transfer agent agreement with Pacific Stock Transfer Company (the Company’s previous transfer agent), which specifies a termination fee of $2,500 being due and payable immediately upon termination of the agreement with Pacific Stock Transfer Company. As of December 31, 2010, the Company accrued the termination fee of $2,500 and paid off in February 2011.

Exclusive License Agreement

On November 7, 2010, the Company entered into “Exclusive License Agreement” with SL Systems for a five-year term from signing date of this agreement. The Licensor agreed to appoint the Company as the representative of the baggage wrapping systems (the “Wrapping Systems”) developed by SL Systems and protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the Wrapping Systems. The Company is subject to a royalty fee of ten percent (10%) of gross revenue and additional 10% of manufacturing cost. Per the agreement, the Company agreed to pay $500,000 in total including $30,000 in cash and 1,175,000 common shares of the Company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of this “Agreement”. The payment of the shares shall be under Regulation “S” of the Securities Act and are restricted for one (1) year from date of issue or until such securities are cleared by registration statement filed with the SEC. The Company also grants “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares. This “Agreement” shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, as long as the Company is not in default and successive terms upon mutual agreement by both parties. On November 7, 2010, the Company prepaid $30,000 in cash to SL Systems. Per oral agreement of both parties, the closing date of the agreement would be no later than February 28, 2011.

10.	SUBSEQUENT EVENTS

In January 2011, the Company received share subscription advances of $35,000 and $5,000 to issue 175,000 and 25,000 shares of the common stock of the Company, respectively for cash valued at $0.20 per share.

On February 14, 2011, the Company entered into a service agreement with Chenergy Service Inc. (the “Chenergy”), a company organized under the laws of the Province of British Columbia, effective January 1, 2011. Chenergy is a consulting company controlled by the chief financial officer of the Company. The Company agreed to pay Chenergy $1,500 per month for accounting services and $4,000 for management services, of which $2,000 is paid by cash and 10,000 common shares to be issued at $0.20 per share. Totaling 120,000 shares over twelve months period from January 1, 2011 through December 31, 2011 for a total value of US$24,000 shall be issued in the entirely no later than February 28, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2010, Chisholm, Bierwolf, Nilson, & Morrill, LLC resigned as our independent registered public accounting firm.

The reports of Chisholm, Bierwolf, Nilson, & Morrill, LLC regarding the financial statements of our company as of and for the years ended December 31, 2009 and December 31, 2008 do not contain an adverse opinion or disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2008 and December 31, 2009 and continuing through August 10, 2010, there were no disagreements with Chisholm, Bierwolf, Nilson, & Morrill, LLC regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, Bierwolf, Nilson, & Morrill, LLC, would have caused Chisholm, Bierwolf, Nilson, & Morrill, LLC to make reference to the subject matter of any such disagreement in its reports regarding the Company’s financial statements for such periods. During the fiscal years ended December 31, 2008 and December 31, 2009, there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

On August 10, 2010, upon the authorization and approval of our board of directors, our company engaged Chang Lee LLP as our independent registered public accounting firm.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of our company in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is not effective.

Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2010:

1. We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is our management's view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2. Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared. Notwithstanding, the controls and policies we employ are not sufficiently documented.

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of December 31, 2010 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

     a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

     b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of December 31, 2010, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Donald G. Bauer	President, Chairman, Chief Executive Officer and Director	61	December 8, 2008
Cherry Cai	Chief Financial Officer	45	February 14, 2011
Jack Kraus	Treasurer, Secretary and Director	57	September 8, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Donald G. Bauer, President, Chairman, Chief Executive Officer and Director

Donald G. Bauer is the founder of our company and is responsible for the development of our business. Additionally, Mr. Bauer has contributed his time, effort, and funds to our company, to enable our company to commence operations. During the period beginning September 1994, until April 2009, Mr. Bauer was the President, a director, and a shareholder of Secure Luggage Systems Inc, an Alberta corporation, which specialized in designing and manufacturing technology that would secure and protect assorted luggage with a strap and wrap process. At various times during that period that Mr. Bauer was the President of Secure Luggage Systems Inc., an Alberta corporation, that corporation had as many as 2 to 3 employees; provided, however, at certain times during that period that corporation had no employees. The number of persons employed by Secure Luggage Systems Inc., an Alberta corporation, was determined by the operations of that corporation and the need and ability to pay for employees. Additionally, during that period, that corporation retained the services of independent contractors to perform various services for that corporation, as Mr. Bauer determined that it was in the best interest of that corporation that independent contractors, rather than employees, be utilized for those services. At various times during that period, Secure Luggage Systems Inc., an Alberta corporation, had annual sales equal to approximately $25,000 to $50,000; provided, however, during those years, that corporation had no revenue.

Mr. Bauer, while the President, a director and the majority shareholder of Secure Luggage Systems Inc., an Alberta corporation, developed a strap and wrap process to secure and protect individual packages and pieces of luggage. The strap and wrap process is a combination of two processes; first, one or more straps is wrapped around the circumference of the luggage and, second, shrink to fit plastic film is wrapped around that luggage. While with Secure Luggage Systems, Inc., an Alberta corporation, Mr. Bauer worked with various personnel, consultants, service technicians and manufacturers to develop various mechanical components into a system and create the programming necessary to operate that system in an efficient manner. The system was designed to incorporate various technologies, including weighing and measuring each piece of luggage or package processed.

Mr. Bauer spent the majority of his first 25 years in business as owner operator of a number of companies in the domestic and international oil field service sector. Mr. Bauer has been involved as a founding member of the Petroleum Service Association of Canada and a founding member of the Alberta Manufacturer’s Association, now the Canadian Manufacturer’s Association.

Cherry Cai, Chief Financial Officer

Ms. Cai has a Master Degree of Financial Accounting and a Bachelor Degree in Economics (Beijing, China) and has worked as CFO of Armadillo Resources Ltd. and as CFO of Hendrx Corp., both based in Vancouver, British Columbia. Armadillo is a mining exploration and development Company with properties in British Columbia and Hendrx is engaged in the research and development, manufacture, marketing and world-wide distribution of water generation, filtration, ionization, desalinization, and purification devices.

Among some of the areas of experience, Ms. Cai brings expertise in financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, start-up operations, financial modeling, program development, corporate financing, and corporate governance/internal controls.

Jack Kraus, Treasurer, Secretary and Director

Jack Kraus is a retired police officer with more than 34 years of service with the Edmonton Police Service. During his career in law enforcement, Mr. Kraus served at an international airport, where he worked with Customs and Immigration officials for the United States and Canada, the Royal Canadian Mounted Police, and INTERPOL relating to criminal activity and the movement of international persons of interest.

Mr. Kraus has served with the United Nations Peace Corp. in Kosovo during 2002 and 2003. In that regard, Mr. Kraus founded a charity to distribute aid packages throughout the worst areas of Kosovo. Mr. Kraus continues to be involved in his community and is a founding member of an addiction intervention program.

Mr. Kraus serves our company on an as needed, part-time basis.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Delaware General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers for 2010. Our board of directors has revisited this issue in 2011 and determined for adoption of a code of ethics is appropriate during 2011 and appointed a new chief financial officer on February 14, 2011. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did exceed $100,000 for the respective fiscal year:

The following table shows the compensation paid to our principal executive officers for the past two fiscal years ended December 31, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald G. Bauer President and Chief Executive Officer	2010 2009	-0- -0-	-0- -0-	-0- 7,500(1)	-0- -0-	-0- -0-	-0- -0-	108,000(4) 55,500(5)	108,000 63,000
Jack Kraus Secretary, Treasurer	2010 2009	-0- -0-	-0- -0-	-0- 10,000(2)(3)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 10,000
Cherry Cai Chief Financial Officer	2010 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	12,260(6) 6,260(7)	12,260 6,260

(1) 7,500,000 shares of our common stock, valued at $.001 per share
(2) 100,000 shares of our common stock, valued at $0.10 per share
(3) One time compensation
(4)(5) Payment for the management fees to Doane Investments Inc., a company owned by our President and CEO.
(6)(7) Hourly consulting fees charged to our company by our Chief Financial Officer.

Stock Option Plan

Currently, we do not have a stock option plan in favour of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2010 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2010.

Option Exercises

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee Interlocks and Insider Participation

During 2010, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2010.

Compensation Committee Report

None.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by each person or group known by us to own beneficially 5% or more of our voting stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,477,000 shares of common stock outstanding as of February 18, 2011.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald G. Bauer Edmonton, Alberta	Common	15,685,000	89.7%
Jack Kraus Luxembourg	Common	100,000	0.6%
Cherry Cai Vancouver, British Columbia	Common	Nil	0%
Directors and Officers as a group	Common	15,785,000	90.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 25, 2011. As of February 25, 2011, there were 17,477,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended December 31, 2010, our company was charged $108,000 (December 31, 2009 – 55,500) management fees by a company owned by our President and CEO.

Included in the prepaid, $30,000 was an advance to a company, which our President and CEO is the minority shareholder, for the Exclusive License Agreement for the usage of patents and intellectual property.

Our President and CEO, as well as a company controlled by him, advanced funds to our company for operating expenses and management fees. The advanced amounts are $51,548 and $937 for the years ended December 31, 2010 and 2009, respectively. The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. The changes of due to related party during 2010 and 2009 are listed below:

	For the Years Ended
	December 31,
	2010	2009

Opening balance	$937	$665

Advance	611	272
Accrued management fee	50,000	-

Ending balance	$51,548	$937

Our company received short term shareholder loans of $5,000, $5,000 and $5,000 on December 29, 2009, February 9, 2010, and April 27, 2010, respectively from our President and CEO for operations. These loans are unsecured, non-interest bearing and are due on demand. Our company determined to impute 8% interest from the receiving date of the loans, which are based on the financing cost in the current market. On October 1, 2010, our company paid back $15,000 of the short term shareholder loans in full on demand to our President and CEO. As of December 31, 2010 and 2009, our company imputed loan interest of $729 and $0, respectively.

Our company paid $12,260 consulting fees to CFO of our company for the year ended December 31, 2010 (2009-$6,260).

On November 7, 2010, our company entered into an Exclusive License Agreement with SL Systems for a five-year term from signing date of this agreement, which our President and CEO owns 35.4% .

Subsequent to the year end, on February 14, 2011, our company entered into a service agreement with Chenergy Service Inc., a consulting company controlled by our chief financial officer. Our company agreed to pay Chenergy $1,500 per month for accounting services and $4,000 for management services, of which $2,000 is paid by cash and 10,000 common shares to be issued at $0.20 per share. Totaling 120,000 shares over twelve months period from January 1, 2011 through December 31, 2011 for a total value of US$24,000 shall be issued in the entirely no later than February 28, 2011.

Director Independence

We currently act with two directors, consisting of Donald G. Bauer and Jack Kraus. We have determined that our directors are not "independent directors" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for the past two years by our independent registered public accounting firm, Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified Public Accountants and Chang Lee LLP Certified Chartered Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2010	2009
Audit fees	$38,271	$29,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	$-	$-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the accounting firm review of our financial statements included in quarterly reports, along with services normally provided by the firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S- 1 filed on October 16, 2009)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
(10)	Material Contracts
10.1	Agency Fee Agreement with AMF Services Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
10.2	Turner Key Consulting Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
10.3	Air Consult Associates Agreement dated June 29, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
10.4	Air Consult Associates Agreement dated November 17, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on January 8, 2010)
10.5	Consulting Agreement with Moody Capital, LLC and Moody Capital Solutions Inc. dated December 22, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on April 14, 2010)
10.6	Exclusive License Agreement dated November 7, 2010 (incorporated by reference from our Registration Statement on Form 8-K filed on November 15, 2010)
10.7	Agreement with Chenergy Service Inc. dated February 14, 2011 (incorporated by reference from our Registration Statement on Form 8-K filed on February 17, 2011)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE LUGGAGE SOLUTIONS INC.
(Registrant)

Dated: February 25, 2011	/s/Donald G. Bauer
Donald G. Bauer
President, Chief Executive Officer and Director
(Principal Executive Officer,)

Dated: February 25, 2011	/s/Cherry Cai
Cherry Cai
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 2011	/s/Donald G. Bauer
Donald G. Bauer
President, Chief Executive Officer and Director
(Principal Executive Officer,)

Dated: February 25, 2011	/s/Jack Kraus
Jack Kraus
Director