Form 10-Q
period 2011-03-31
Secure Luggage Solutions Inc.
filed 2011-05-16
CIK 1472277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

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
Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock as of May 13, 2011 was 20,647,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2011 and 2010 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results to be expected for any subsequent period.

Secure Luggage Solutions Inc.

(A Development Stage Company)
Unaudited Financial Statements
March 31, 2011

Secure Luggage Solutions Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$22,191	$39,047
Prepaid Expense	7,928	3,750

Total Current Assets	30,119	42,797

Prepayment for License Use Right	-	30,000
License Use Right (Note 6)	262,792	-

Total Assets	$292,911	$72,797

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$4,410	$11,250
Due to Related Parties	55,851	51,548

Total Current Liabilities	60,261	62,798

Total Liabilities	60,261	62,798

STOCKHOLDERS' EQUITY

Authorized: 100,000,000 common shares with par value $0.001 20,000,000 preferred shares with par value of $0.001 Issued and outstanding: 20,647,000 and 17,477,000 Common Shares Issued and Outstanding, Nil Preferred Shares	20,647	17,477
Share Subscription Received	-	231,000
Shares to be Issued for Services	-	9,000
Additional Paid-in Capital	752,967	122,137
Deferred Stock Compensation	(54,000)	-
Deficit Accumulated during the Development Stage	(486,964)	(369,615)

Total Stockholders' Equity	232,650	9,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$292,911	$72,797

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)

			Cumulative Amounts
	For the		From Beginning of
	Three Months Ended		Development Stage
	March 31,		(December 4, 2008) to
	2011	2010	March 31, 2011
REVENUES	$-	$-	$-
OPERATING EXPENSES
Professional Fees	98,053	32,068	421,694
Depreciation Expenses	2,208	-	2,208
G & A Expenses	17,088	5,110	61,917
Total Operating Expenses	117,349	37,178	485,819
LOSS FROM OPERATION AND BEFORE	(117,349)	(37,178)	(485,819)
OTHER INCOME ( EXPENSE )
OTHER INCOME ( EXPENSE )
Interest Expenses	-	(157)	(1,145)

NET LOSS AND COMPREHENSIVE LOSS	$(117,349)	$(37,335)	$(486,964)
NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	18,566,667	17,477,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative Amounts
	For the		From Beginning of
	Three Months Ended		Development Stage
	March 31,		(December 4, 2008) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(117,349)	$(37,335)	$(486,964)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation	2,208	-	2,208
Non-cash items	18,000	-	48,000
Interest Imputed for Non-interest Bearing Loans	-	157	729
Changes in Assets and Liabilities:
Prepaid Expenses	(4,178)	2,625	(7,928)
Accounts Payable and Other Liabilities	(6,840)	23,071	4,410
Due to Related Party	4,303	3,283	55,851

Net Cash Used by Operating Activities	(103,856)	(8,199)	(383,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Investing Activity
Deferred Charges on Acquistion of License Use Right	-	-	(30,000)
		-
Net Cash Used by Investing Activities	-	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in Financing Activities
Share issued for cash	87,000	-	491,885
Share issue cost	-	-	(56,000)
Proceeds from promissory note payable	-	-	10,000
Repayment on promissory note payable	-	-	(10,000)

Net Cash Provided by Financing Activities	87,000	-	435,885

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,856)	(8,199)	22,191
CASH AND CASH EQUIVALENTS AT	39,047	5,626	-
BEGINNING OF PERIOD

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,191	$(2,573)	$22,191

SUPPLEMENTAL DISCLOSURES
Cash Paid for:
Interest	$-	$-	$416
Income Taxes	$-	$-	$-

Non-Cash Transactions:
Share Issued for Services	$72,000	$-	$93,000
Share issued for License Use Right	$235,000	$-	$235,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three Months ended March 31, 2011 and 2010
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements, expressed in US dollars, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2010. The interim results for the three month period ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year.

2.	NATURE OF BUSINESS

The accompanying financial statements represent the accounts of Secure Luggage Solutions Inc., incorporated in the State of Delaware on December 4, 2008. The Company is in the development stage and is in the business of luggage wrap, whereby a plastic covering is applied to the luggage by either a machine that rotates the luggage while applying multiple layers of stretchable plastic film or by a machine that conveys the luggage from entrance to exit while applying a single layer of shrink plastic around the luggage. The Company’s luggage wrap product could be offered to passengers at pre check-in areas of airports.

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

The Company will require additional funding during the next twelve months to finance the growth of its current operations and achieve its strategic objectives. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through 2011. However management cannot grant any assurances that such financing will be secured.

Information on the Company’s working capital deficiency is:

	March 31, 2011	December 31, 2010

Working capital deficiency	$30,142	$20,001
Deficit	$486,964	$369,615

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three Months ended March 31, 2011 and 2010
(Unaudited)

4.	NEW ADOPTED ACCOUNTING POLICIES

Intangible assets represent production technology, licenses and permits for the production and sales of luggage wrap and are amortized on a straight-line basis over useful life.

Intangible assets are tested for impairment whenever events or circumstances indicated that a carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is determined using a discounted cash flow analysis.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The Company adopted ASC No. 2010-09 on January 1, 2011. The adoption does not have material impact on the Company’s financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The adoption does not have a material impact on its financial position or results of operations.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption does not have a material impact on its financial position or results of operations.

5.	NEW ACCOUNTING PRONOUNCEMENTS

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

6.	LICENSE USE RIGHT

On November 7, 2010, the Company entered into an Exclusive License Agreement (the “Agreement”) with Secure Luggage Systems Inc. (“SL Systems”) for a five-year term from signing date of this agreement. The SL Systems agreed to appoint the Company as the representative of the baggage wrapping systems (the “Wrapping Systems”) developed by SL Systems and protected by US Patent #5,890,345 and Canadian Patent #CA 2,162,637, for the marketing rights and manufacturing rights of the Wrapping Systems. The Company is subject to a royalty fee of ten percent (10%) of gross revenue and additional 10% of manufacturing cost. Per the Agreement, the Company agreed to pay $500,000 in total including $30,000 in cash and 1,175,000 common shares of the Company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of this “Agreement”. The payment of the shares shall be under Regulation “S” of the Securities Act and are restricted for one (1) year from date of issue or until such securities are cleared by registration statement filed with the SEC. The Company also grants “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three Months ended March 31, 2011 and 2010
(Unaudited)

6.	LICENSE USE RIGHT (cont’d…)

This Agreement shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, as long as the Company is not in default and successive terms upon mutual agreement by both parties. As of March 31, 2011, the Company paid $30,000 in cash to SL Systems and issued 1,175,000 shares of the Company’s common share. These shares were valued at $0.20 per share for a total amount of $235,000. The license use right is amortized over a straight line basis over the useful life of 10 years.

For the periods ended March 31, 2011 and 2010, depreciation expense totaled $2,208 and $Nil, respectively.

License use right consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

License use right	$265,000	$-
Less: accumulated depreciation	(2,208)	-
	$262,792	$-

7.	CAPTIAL STOCK

Authorized

100,000,000 common shares with a par value of $0.001 per common share and 20,000,000 preferred shares with par value of $0.001.

Issued and oustanding:

On February 28, 2011, the Company issued 120,000 shares at $0.20 per share for corporate accounting and management services to be provided by a related party over a period from January 2011 to December 2011.

On February 28, 2011, the Company issued 1,155,000 shares of the common stock of the company at $0.20 per share for the $226,000 share subscription received in September 2010 and $5,000 received in 2009.

On February 28, 2011, the Company issued 1,175,000 shares of the common stock of the company for the license use right valued at $0.20 per share or $235,000. The Company also issued 45,000 shares at 0.20 per share or $9,000 for service received in prior year.

On February 28, 2011 the Company issued 235,000 shares of the common stock of the company for cash valued at $0.20 per share or $47,000.

On February 28, 2011, the Company issued 200,000 shares of the common stock of the company for cash valued at $0.20 per share or $40,000.

On February 28, 2011, the Company issued 120,000 shares of the common stock of the Company for services over twelve month period valued at $0.20 per share or $24,000.

On March 1, 2011, the Company issued 120,000 shares of the common stock of the Company for services over twelve month period valued at $0.20 per share or $24,000.

Stock Option

On March 31, 2011, the board directors of the Company approved the adoption of the 2011 Stock Option Plan which permits the Company to grant up to 3,000,000 stock options to directors, officers, employees and consultants of the Company. As of March 31, 2011, no stock option has been granted.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three Months ended March 31, 2011 and 2010
(Unaudited)

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company was charged $42,125 (March 31, 2010 – $24,000) for management fees by companies owned by the CEO and CFO of the Company. ,

As of March 31, 2011, $Nil (December 31, 2010 - $30,000) was paid and 1,175,000 (December 31, 2010 - Nil) shares of the Company’s common stock valued at $235,000 were issued to Secure Luggage Systems per the Exclusive License Agreement for the usage of patents and intellectual property (see Note 10). On April 28, 2011, the CEO of the Company surrendered his shares in the Secure Luggage Systems. As a result, Secure Luggage Systems is no longer a related party effective April 28, 2011.

The President and CEO of the Company, as well as companies controlled by CEO and CFO, advanced funds to the Company for operating expenses and management fees. As at March 31, 2011 and December 31, 2010, the due to related parties balance is $55,851 and $51,548 respectively. The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Also see Note 7 and 10.

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

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, and due to related parties. The fair value of our cash and cash equivalents is determined based on “Level 1” inputs. Fair values were assumed to approximate carrying values for these financial instruments due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

10.	COMMITMENTS

Office Lease Agreement

On December 4, 2008, the Company has entered into a virtual office lease agreement with a third-party at a cost of $225 plus expenses occurred per month expiring July 31, 2009. Per the lease agreement, the lease will be automatically extended without 90 days advanced notice. As of March 31, 2011, the lease has been extended to July 31, 2011.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three Months ended March 31, 2011 and 2010
(Unaudited)

10.	COMMITMENTS (cont’d…)

Transfer Agent Agreement

On June 28, 2010, the Company entered into a transfer agent agreement with Island Stock Transfer (the “Agent”) to appoint them as its transfer agent, warrant agent, and registrar for the common stock of the Company. The Company paid $3,750 as of the date of this agreement and another $3,750 was set up as payable once account is activated upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company, which provides for all account set-up services effective for 12 months from the date of this agreement. The Company shall pay additional $200 monthly service fees once the account is activated. As of March 31, 2011, the Company received the authorization letter from FINRA and paid $3,750.

Service Agreement

On February 14, 2011, the Company entered into a service agreement with Chenergy Service Inc. (the “Chenergy”), a company organized under the laws of the Province of British Columbia, effective January 1, 2011. Chenergy is a consulting company controlled by the chief financial officer of the Company. The Company agreed to pay Chenergy $1,500 per month for accounting services and $4,000 for management services, of which $2,000 is paid by cash and 10,000 common shares to be issued at $0.20 per share. Totaling 120,000 shares over twelve months period from January 1, 2011 through December 31, 2011 for a total value of US$24,000 have been issued and $18,000 is recorded as deferred stock compensation. As of March 31, 2011, the Company paid $8,695 and accrued $3,500.

Consulting Services Agreements

a)

On February 28, 2011, the Company entered into a service agreement with Internet-IR Services Inc. (the “Internet-IR”), a company organized under the laws of the State of Nevada, effective January 1, 2011. The Company agreed to pay Internet-IR $4,000 per month for corporate development and acquisition services and of which $2,000 is paid by cash and 10,000 common shares issued at $0.20 per share or $2,000. Totaling 120,000 shares over twelve month period from January 1, 2011 through December 31, 2011 for a total value of US$24,000. As of March 31, 2011, $18,000 is recorded in stock based compensation and Company paid $4,000 in cash and accrued $2,000.

b)

The Company entered into a consulting service agreement with Mr. James Westmacott (“consultant”), the principal of Air Consult Associates, an unrelated Washington company on February 28, 2011, effective January 1, 2011. The Company agreed to pay the consultant $4,000 per month for business development and marketing of the Company’s baggage wrap business and of which $2,000 is paid by cash and 10,000 common shares to be issued at $0.20 per share or $2,000. Totaling 120,000 shares over twelve month period from January 1, 2011 through December 31, 2011 for a total value of US$24,000. As of March 31, 2011, $18,000 is recorded in stock based compensation and the Company paid $4,000 in cash, accrued $2,000.

11.	SUBSEQUENT EVENTS

On April 4, 2011, holders of a majority of the shares of common stock acted by written consent in lieu of a special meeting of shareholders to adopt and approve an amendment to the Certificate of Incorporation to increase the number of authorized common stock from 25,000,000 to 100,000,000 with a par value of $0.001 per common share and creation of 20,000,000 shares of preferred stock with a par value of $0.001. The effective date of the amendment is April 5, 2011. Such amendment is retrospective reflected in the financial statements.

See Note 8.

Secured Luggage Solutions Inc. has evaluated subsequent events for the period March 31, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company in the business of luggage wrap. Luggage wrap is a product that is applied to checked luggage in a retail kiosk with the passenger present. Our product is a plastic covering applied by a machine.. We intend to offer our luggage wrap product at pre check-in areas of airports to passengers that choose to utilize luggage wrap. As of the date of this filing, we have not entered into any licence agreements with airports that would allow us to offer our luggage wrap product at pre check-in areas of airports. We continue to actively promote our luggage wrap services to carriers, airport management and other parties operating within the Vancouver International Airport, which is our initial marketing target we have identified to begin our operations.

On November 7, 2010, we entered into an exclusive license agreement with Secure Luggage Systems Inc., an Alberta registered privately held corporation. The agreement is for a period of five years. Pursuant to the agreement, the licensor has agreed to appoint our company as the representative of the baggage wrapping systems developed by the licensor and protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the wrapping systems. We will be subject to royalty fees of 10% of gross revenue and an additional 10% of manufacturing cost. Further, upon the signing of the agreement, we agreed to pay $500,000, to be paid by $30,000 in cash and 1,175,000 common shares of our company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of the agreement. We will grant “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares. This agreement shall automatically be deemed extended for an additional five year term upon expiry of the first five year term, so long as we are not in default and successive terms upon mutual agreement by both parties. As of March 31, 2011 we paid $30,000 in cash to the licensor and issued 1,175,000 shares of our common stock valued at $235,000 pursuant to the agreement for the payments in full.

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

Results of Operations

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2011 which are included herein.

Our operating results for the three months ended March 31, 2011, for the three months ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Three Month Period
						Ended
		Three Months Ended		Three Months Ended		March 31, 2011
		March 31, 2011		March 31, 2010		and 2010
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$98,053		$32,068		$65,985
Depreciation expense		$2,208		-		$2,208
General and		$17,088		$5,110		$11,978
administrative
Interest expense		$0		$157		$(157)
Net Income (Loss)		$(117,349)		$(37,335)		$(80,014)

Our financial statements report a net loss of $117,349 for the three month period ended March 31, 2011 compared to a net loss of $37,335 for the three month period ended March 31, 2010. Our losses have increased of $80,014 primarily as a result of an increase in professional fees, depreciation expense and general and administrative expenses.

Revenues

We have not earned any revenues since our inception.

Liquidity and Financial Condition

As of March 31, 2011, our total current assets were $30,119 and our total current liabilities were $60,261 and we had a working capital deficit of $30,142. Our financial statements report a net loss of $117,349 for the three month period ended March 31, 2011, and a net cumulative loss of $486,964 for the period from December 4, 2008 (date of inception) to March 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		As at
		March 31,
		2011		2010

Net Cash (Used) Provided by Operating Activities		$(103,856)		$(8,199)
Net Cash Used In Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$87,000	$	Nil
Cash Increase (Decrease) In Cash During The Period		$(16,856)		$(8,199)

We had cash and cash equivalents in the amount of $22,191 as of March 31, 2011 as compared to $39,047 as of December 31, 2010. We had a working capital deficiency of $30,142 as of March 31, 2011 compared to working capital deficiency of $20,001 as of December 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) as appropriate, to allow timely decisions regarding required disclosure, covered by this quarterly report, being March 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer). Based upon that evaluation, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are not effective.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

If we are unable to fund the development of our business plan and the lack of revenues for continued growth may cause us to delay our business development. At March 31, 2011 we had negative cash flows from operating activities and we will require additional financing to fund our long-term cash needs. We may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to our company. If we are unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Equity Securities have been conducted and shares of our company’s stock have been issued during the period ended March 31, 2011 for which we did not file a Form 8-K.

On February 28, 2011, we issued 120,000 shares at $0.20 per share for corporate accounting and management services to be provided by CFO of the Company over a period from January 2011 to December 2011. We have issued all of the shares to one non-US person (as that term is defined in Regulation Rule 506 of Regulation D of the Securities Act of 1933) relying on Regulation of the Securities Act of 1933.

On February 28, 2011, we issued 1,155,000 shares of the common stock of our company at $0.20 per share for the $204,000 share subscription received in September 2010. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On February 28, 2011, we issued 1,175,000 shares of the common stock of our company for the license use right valued at $0.20 per share or $235,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

The Company also issued 45,000 shares at 0.20 per share or $9,000 for service received in prior year in respect of going public. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On February 28, 2011, we issued 235,000 shares of the common stock of our company for cash valued at $0.20 per share or $47,000. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation of the Securities Act of 1933.

On February 28, 2011, we issued 200,000 shares of the common stock of our company for cash valued at $0.20 per share or $40,000. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On February 28, 2011, we issued 120,000 shares of the common stock of our Company for services over twelve month valued at $0.20 per share or $24,000. We have issued all of the shares pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 1, 2011, we issued 120,000 shares of the common stock of our Company for services over twelve month valued at $0.20 per share or $24,000. We have issued all of the shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2011)

(10)	Material Contracts

10.1	Agency Fee Agreement with AMF Services Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.2	Turner Key Consulting Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.3	Air Consult Associates Agreement dated June 29, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.4	Air Consult Associates Agreement dated November 17, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on January 8, 2010)

10.5	Consulting Agreement with Moody Capital, LLC and Moody Capital Solutions Inc. dated December 22, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on April 14, 2010)

10.6	Exclusive License Agreement dated November 7, 2010 (incorporated by reference from our Current Report on Form 8-K filed on November 15, 2010)

10.7	Agreement with Chenergy Service Inc. dated February 14, 2011 (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2011)

10.8	2011 Stock option plan dated March 31, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 6, 2011)

Exhibit
Number	Description

10.9	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 6, 2011)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE LUGGAGE SOLUTIONS INC.
(Registrant)

Dated: May 16, 2011	/s/ Donald G. Bauer
Donald G. Bauer
President, Chairman, Chief Executive
Officer and Director
(Principal Executive Officer,)

Dated: May 16, 2011	/s/ Cherry Cai
Cherry Cai
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)