Form 10-K/A
period 2010-12-31
Secure Luggage Solutions Inc.
filed 2011-05-17
CIK 1472277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment #1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For transition period ___ to ____

Commission file number: 333-162518

SECURE LUGGAGE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0677444
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2375 East Camelback Road, 5th Floor, Phoenix,	85016
Arizona	(Zip Code)
(Address of principal executive offices)

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

20,647, 000 as of May 13, 2011

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

On November 7, 2010, our company entered into an exclusive license agreement with Secure Luggage Systems Inc. (“SL Systems”), an Alberta, Canada corporation, for a five-year term. SL Systems agreed to appoint our company as the representative of the baggage wrapping systems that conveys checked luggage from entrance to exit while applying a single layer of shrink plastic around the luggage, developed by SL Systems which are protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the wrapping systems. Our company is subject to a royalty fee of ten percent (10%) of gross revenue and additional 10% of manufacturing cost. Pursuant to the agreement, our company agreed to pay $500,000 consisting of $30,000 cash and 1,175,000 common shares of our company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of the agreement. The agreement shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, as long as our company is not in default and successive terms upon mutual agreement by both parties. On November 7, 2010, our company prepaid $30,000 in cash to SL Systems. Pursuant to an oral agreement by parties, the closing date of the agreement will be no later than February 28, 2011.

Our challenge for the next twelve months will be to obtain financing to assist the development of markets for our luggage wrap product at commercially viable locations and then market the luggage wrap product to customers.

We may be unable to raise the financing to develop our intended markets, obtain license agreements with targeted airports, operate in commercially viable locations or our product of wrapping bags may be too narrowly focused to satisfy the needs of the market. In that case, our company may have to research and develop other applications or we may need to abandon our business plans.

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

On April 4, 2011, the Delaware Secretary of State accepted for filing a Certificate of Amendment, increasing the total number of shares our company is authorized to issue to 120,000,000, which includes the creation of 20,000,000 shares of preferred stock with a par value of $0.001. The increase of our authorized capital and the creation of preferred stock was approved by our directors and a majority of our shareholders on March 31, 2011. Our authorized capital now consists of 100,000,000 shares of common stock with a par value of $0.001 and 20,000,000 shares of preferred stock with a par value of $0.001. The effective date of the amendment is April 8, 2011.

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

We began operations in December 2008. We incurred a net loss of $217,859 and $149,674 for the fiscal year ended December 31, 2010 and 2009. We incurred an accumulated net loss of $369,615 since inception.

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

We are authorized to issue up to 100,000,000 shares of common stock and 20,000,000 preferred shares. At present, there are 20,647,000 shares of our common stock issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. We anticipate that we will be required to raise additional capital to finance our operations, and that capital may be raised by the sale of additional shares of our common stock. Consequently, upon the sale of additional shares of our common stock, our stockholders will experience dilution in the ownership of our common stock.

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

As of May 16, 2011, there were 66 holders of record of our common stock and 20,647,000 common shares were issued and outstanding.

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

On February 28, 2011, we issued 1,155,000 shares of the common stock of our company at $0.20 per share for the $204,000 share subscription received in September 2011. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On February 28, 2011, we issued 1,175,000 shares of the common stock of our company for the license use right valued at $0.20 per share or $235,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

Our company also issued 45,000 shares at 0.20 per share or $9,000 for service received in prior year in respect of going public. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On February 28, 2011 we issued 235,000 shares of the common stock of our company for cash valued at $0.20 per share or $47,000. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation of the Securities Act of 1933.

On February 28, 2011, we issued 200,000 shares of the common stock of our company for cash valued at $0.20 per share or $40,000. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On February 28, 2011, we issued 120,000 shares of the common stock of our company for services over twelve months valued at $0.20 per share or $24,000. We have issued all of the shares pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 1, 2011, we issued 120,000 shares of the common stock of our Company for services over twelve months valued at $0.20 per share or $24,000. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

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

Results of Operations for our Years Ended December 31, 2010 and 2009

Our operating results for years ended December 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Year Ended December 31, 2010		Year Ended December 31, 2009		Change Between Year Ended December 31, 2010 and 2009
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$192,531		$130,110		$62,421
General and administrative		$24,599		$19,148		$5,451
Interest expense		$729		$416		$313
Net Income (Loss)		$(217,859)		$(149,674)		$(68,185)

Our financial statements report a net loss of $217,859 for the year ended December 31, 2010 compared to a net loss of $149,674 for the year ended December 31, 2009. Our losses have increase primarily as a result of an increase in professional fees.

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

Liquidity and Financial Condition

As of December 31, 2010, we had cash and cash equivalents in the amount of $39,047 as compared to $5,626 as of December 31, 2009. Our current total assets were $42,797 and our total current liabilities were $62,798 and we had a working capital deficiency of $20,001. Our financial statements report a net loss of $217,859 for the year ended December 31, 2010, and a net loss of $369,615 for the period from December 4, 2008 (date of inception) to December 31, 2010.

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

Financing Activities

Net cash provided in financing activities was $226,000 for our year ended December 31, 2010 compared to net cash provided of $ 122,885 in the same period in 2009. This primarily resulted from more proceeds of share subscription received.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss of $217,859 for the year ended December 31, 2010 [2009 – net loss of $149,674 ] and at December 31, 2010 had a deficit accumulated during the development stage of $369,615

[2009 – $151,756 ]. Our company had no revenue generated since inception. Our company has working capital deficiency of $20,001 as at December 31, 2010. Our company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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
Tel: 604-687-3776
Fax: 604-688-3373

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SECURE LUGGAGE SOLUTIONS INC.
(A development stage company)

We have audited the accompany balance sheets of Secure Luggage Solutions Inc. (“the Company”) as at December 31, 2009 and 2010 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
May 13, 2011	Chartered Accountants

Secure Luggage Solutions Inc.

(A Development Stage Company)
Audited Financial Statements
December 31, 2010 and 2009

Secure Luggage Solutions Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$39,047	$5,626
Prepaid Expense	3,750	13,844
Total Current Assets	42,797	19,470
Prepayment for License Use Right	30,000	-
TOTAL ASSETS	$72,797	$19,470
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$11,250	$2,404
Due to Related Parties	51,548	24,937
Shareholder Loan	-	5,000
Total Current Liabilities	62,798	32,341
Total Liabilities	62,798	32,341
STOCKHOLDERS' EQUITY (DEFICIT)
Authorized: 100,000,000 common shares with par value $0.001 20,000,000 preferred shares with par value of $0.001 Issued: 17,477,000 common shares Nil preferred shares	17,477	17,477
Share Subscriptions Received	231,000	-
Shares to Be Issued for Services	9,000	-
Additional Paid-in Capital	122,137	121,408
Deficit Accumulated during the Development Stage	(369,615)	(151,756)
Total Stockholders' Equity (Deficit)	9,999	(12,871)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,797	$19,470

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Audited)

			Cumulative Amounts
	For the		From Beginning of
	Years Ended		Development Stage
	December 31,		(December 4, 2008) to
	2010	2009	December 31, 2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional Fees	192,531	130,110	323,641
G & A Expenses	24,599	19,148	44,829

Total Operating Expenses	217,130	149,258	368,470

LOSS FROM OPERATION AND BEFORE OTHER INCOME ( EXPENSE )	(217,130)	(149,258)	(368,470)

OTHER INCOME ( EXPENSE )

Interest Expenses	(729)	(416)	(1,145)

LOSS FROM OPERATION BEFORE INCOME TAX	(217,859)	(149,674)	(369,615)

Provision for Income Taxes	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(217,859)	$(149,674)	$(369,615)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,477,000	14,958,030

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

			Cumulative Amounts
	For the		From Beginning of
	Years Ended		Development Stage
	December 31,		(December 4, 2008) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(217,859)	$(149,674)	$(369,615)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Shares Issued for Services	-	20,000	21,000
Shares to Be Issued for Services	9,000		9,000
Interest Imputed for Non-Interest Bearing Loans	729	-	729
Changes in Assets and Liabilities:
Prepaid Expenses	10,094	(13,619)	(3,750)
Accounts Payable and Other Liabilities	(15,154)	25,762	11,250
Due to Related Parties	50,611	272	51,548

Net Cash Used by Operating Activities	(162,579)	(117,259)	(279,838)

CASH FLOWS FROM INVESTING ACTIVITY:
Changes in Investing Activity
Acquisition of License Use Right	(30,000)	-	(30,000)

Net Cash Used by Investing Activities	(30,000)	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in Financing Activities
Share Issued for Cash	-	173,885	173,885
Share Subscriptions Received	231,000	-	231,000
Share Issue Cost	-	(56,000)	(56,000)
Proceeds from Shareholder Loan	(5,000)	5,000	-
Proceeds from Promissory Note Payable	-	10,000	10,000
Repayment on Promissory Note Payable	-	(10,000)	(10,000)

Net Cash Provided by Financing Activities	226,000	122,885	348,885

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,421	5,626	39,047
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,626	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,047	$5,626	$39,047

SUPPLEMENTAL DISCLOSURES
Cash Paid for:
Interest	$-	$416	$416
Income Taxes	$-	$-	$-

Non-Cash Transactions:
Share Issued for Services	$-	$20,000	$21,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
December 4, 2008 (Inception) through December 31, 2010

					ADDITIONAL						DEFICIT ACCUMULATED	TOTAL
	COMMON STOCK				PAID-IN		SHARE ISSUED		SHARES TO		DURING DEVELOPMENT	SHAREHOLDERS'
	SHARES		AMOUNT		CAPITAL		COST		BE ISSUED		STAGE	EQUITY (DEFICIT)

Balance, inception-December 4, 2008		$		$		$		$		$		$-

Share issued for services at $0.001 per share	1,000,000		1,000		-							1,000
Net loss for the period ending December 31, 2008											(2,082)	(2,082)
Balance, December 31, 2008	1,000,000		$1,000		$-		$-		$-		$(2,082)	$(1,082)

Shares issued for services at $0.001 per share	7,500,000		7,500		-							7,500
Shares issued for cash at $0.001 per share	7,185,000		7,185		-							7,185
Share issued for cash at $0.10 per share,
net of stock issuance cost	1,667,000		1,667		165,033		(56,000)					110,700
Share issued for services at $0.10 per share	125,000		125		12,375							12,500
Net loss for theyear ending December 31, 2009											(149,674)	(149,674)
Balance, December 31, 2009	17,477,000		$17,477		$177,408		$(56,000)		$-		$(151,756)	$(12,871)

Share to be issued for service									9,000			9,000
Share subscriptions received			-						231,000			231,000
Imputed interest					729							729
Net loss for the year ending December 31, 2010											(217,859)	(217,859)
Balance, December 31, 2010	17,477,000		$17,477		$178,137		$(56,000)		$240,000		$(369,615)	$9,999

The accompanying notes are an integral part of these financial statements

1.	BASIS OF PRESENTATION

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

Information on the Company’s working capital deficiency and deficit is:

	December 31, 2010	December 31, 2009

Working capital deficiency	$(20,001)	$(12,871)
Deficit	$369,615	$151,756

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d…)

Net Income (Loss) per Common Share (cont’d…)

shares outstanding for a year, if dilutive. In a loss year, potential dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, basic and diluted loss per share is the same for the loss year.

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

For the years ended December 31, 2010, the fair value of cash and cash equivalents was measured using Level 1 inputs. The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, and shareholder loan. Fair values of these financial statements approximate their carrying values due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

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

Authorized

The total authorized is 100,000,000 common shares with a par value of $0.001 per common share and 20,000,000 preferred shares with par value of $0.001.

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

On June 30, 2009, 267,000 shares of the common stock were approved by the board of the director for private placements and issued for cash, valued at $0.10 per share or $26,700.

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

6.	CONVERTIBLE NOTE PAYABLE (Cont’d…)

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

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforward	$125,669	$47,857
Valuation allowance	(125,669)	(47,857)
	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	December 31,
	2010	2009

Current federal tax	$-	$-
Current state tax	-	-
Change in non-operating loss benefit	(74,000)	(47,000)
Change in valuation allowance	74,000	47,000
	$-	$-

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

7.	INCOME TAXES (Cont’d…)

provision for income taxes has not been made due to net operating loss carry-forwards of $125,669 and $47,857 as of December 31, 2010 and 2009, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

8.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company was charged $108,000 (December 31, 2009 – 55,500) management fees by a Company owned by the President and CEO of the Company.

As of December 31, 2010, $30,000 was prepaid to SL Systems per the Exclusive License Agreement for the usage of patents and intellectual property (see Note 9). As of April 28, 2011, the CEO of the Company surrendered his shares in the Secure Luggage System. As a result, Secure Luggage Systems is no longer a related party effective April 28, 2011.

The President and CEO of the Company, as well as a company controlled by him, advanced funds to the Company for operating expenses and management fees. The advanced amounts are $51,548 and $24,937 for the years ended December 31, 2010 and 2009, respectively. The amounts due to related parties are unsecured, non- interest bearing and have no specific terms of repayment.

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

Consultant Agreement

On December 22, 2009 the Company entered into a consultant agreement with Moody Capital, LLC and its affiliate Moody Capital Solutions, Inc. (“Moody” collectively), a broker dealer registered with the Securities and Exchange Commission (“SEC”) and a member in good standing of the Financial Industry Regulatory Authority, Inc. (“FINRA”), to serve as a consultant to the Company in assisting the Company in attaining a US OTC Bulletin Board listing. In connection with the services to be provided, upon execution of the agreement, the Company shall pay Moody $3,500 (paid) and upon receipt of the FINRA letter authorizing the US OTCBB listing of the Company, the Company shall pay the sum of $3,500 and 45,000 shares of restricted common stock of the Company. As of December 31, 2010, the Company has received the authorization letter from FINRA and accrued $3,500 payable to Moody and 45,000 shares to be issued.

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

Exclusive License Agreement

On November 7, 2010, the Company entered into “Exclusive License Agreement” with SL Systems for a five- year term from signing date of this agreement. The Licensor agreed to appoint the Company as the representative of the baggage wrapping systems (the “Wrapping Systems”) developed by SL Systems and protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the Wrapping Systems. The Company is subject to a royalty fee of ten percent (10%) of gross revenue and additional 10% of manufacturing cost. Per the agreement, the Company agreed to pay $500,000 in total including $30,000 in cash and 1,175,000 common shares of the Company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of this “Agreement”. The payment of the shares shall be under Regulation “S” of the Securities Act and are restricted for one (1) year from date of issue or until such securities are cleared by registration statement filed with the SEC. The Company also grants “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares. This “Agreement” shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, as long as the Company is not in default and successive terms upon mutual agreement by both parties. On November 7, 2010, the Company prepaid $30,000 in cash to SL Systems. As of February 28, 2011, the Company has issued 1,175,000 shares of the Company’s common shares. The Company has fulfilled the obligations for acquisition of the license right.

10.	SUBSEQUENT EVENTS

On February 14, 2011, the Company entered into a service agreement with Chenergy Service Inc. (the “Chenergy”), a company organized under the laws of the Province of British Columbia, effective January 1, 2011. Chenergy is a consulting company controlled by the chief financial officer of the Company. The Company agreed to pay Chenergy $1,500 per month for accounting services and $4,000 for management services, of which $2,000 is paid by cash and 10,000 common shares to be issued at $0.20 per share. Totaling 120,000 shares over twelve months period from January 1, 2011 through December 31, 2011 for a total value of US$24,000 were issued on February 28, 2011.

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

10.	SUBSEQUENT EVENTS (Cont’d…)

shares over twelve month period from January 1, 2011 through December 31, 2011 for a total value of US$24,000 were issued on February 28, 2011.

The Company entered into a consulting service agreement with Mr. James Westmacott (“consultant”), the principal of Air Consult Associates, an unrelated Washington Company on February 28, 2011, effective January 1, 2011. The Company agreed to pay the consultant $4,000 per month for corporate development and acquisition services and of which $2,000 is paid by cash and 10,000 common shares to be issued at $0.20 per share or $2,000. Totaling 120,000 shares over twelve month period from January 1, 2011 through December 31, 2011 for a total value of US$24,000 were issued on February 28, 2011.

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

On April 4, 2011, holders of a majority of the shares of common stock acted by written consent in lieu of a special meeting of shareholders to adopt and approve an amendment to the Certificate of Incorporation to increase the number of authorized common stock from 25,000,000 to 100,000,000 with a par value of $0.001 per common share and creation of 20,000,000 shares of preferred stock with a par value of $0.001. The effective date of the amendment is April 5, 2011. Such amendment is retrospectively reflected in the financial statements.

See Note 9.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Report on Form 8-K, on August 10, 2010, our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC resigned as our independent registered public account firm and we engaged Chang Lee LLP ("Chang") as our new independent public registered accounting firm.

On April 21, 2011 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Chisholm, Bierwolf, Nilson & Morrill, LLC. The PCAOB stated that the revocation was based upon Chisholm, Bierwolf, Nilson & Morrill, LLC and certain firm members’ violations of PCAOB rules, quality control standards and auditing standards in connection with the audits of three issuer clients between 2006 and 2007 and two issuer clients between 2007 and 2008. Accordingly, the Company may not include the audit reports or consents of Chisholm, Bierwolf, Nilson & Morrill, LLC in our filings with the Securities and Exchange Commission. As a result, our current auditor, Chang Lee LLP, withdrew their auditors’ report on February 16, 2011, reaudited the financial statements as of December 31, 2009, and reissued the auditors’ report on May 13, 2011 for the financial statements as of December 31, 2010 and 2009.

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

The following table sets forth the beneficial ownership of our outstanding common stock by each person or group known by us to own beneficially 5% or more of our voting stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 20,647,000 shares of common stock outstanding as of May 16, 2011.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald G. Bauer Edmonton, Alberta	Common	15,685,000	75.96%
Jack Kraus Luxembourg	Common	100,000	0.48%
Cherry Cai Vancouver, British Columbia	Common	120,000	0.58%
Directors and Officers as a group	Common	15,905,000	77.02%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 16, 2011. As of May 16, 2011, there were 20,647,000 shares of our company’s common stock issued and outstanding.

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

The President and CEO of the Company, as well as a company controlled by him, advanced funds to the Company for operating expenses and management fees. The advanced amounts are $51,548 and $24,937 for the years ended December 31, 2010 and 2009, respectively. The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

On November 7, 2010, our company entered into an Exclusive License Agreement with SL Systems for a five-year term from signing date of this agreement, which our President and CEO owns 35.4% . As of April 28, 2011, our President and CEO surrendered his shares in SL Systems.

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

	2010	2009

Audit fees	$19,488	$8,825

Audit-related fees	-	-

Tax fees	-	-

All other fees	$-	$-

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

SECURE LUGGAGE SOLUTIONS INC.
(Registrant)

Dated: May 16, 2011	/s/Donald G. Bauer
Donald G. Bauer
President, Chief Executive Officer and Director
(Principal Executive Officer,)

Dated: May 16, 2011	/s/Cherry Cai
Cherry Cai
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2011	/s/Donald G. Bauer
Donald G. Bauer
President, Chief Executive Officer and Director
(Principal Executive Officer,)

Dated: May 16, 2011	/s/Jack Kraus
Jack Kraus
Director