Form 10-Q
period 2011-06-30
Secure Luggage Solutions Inc.
filed 2011-08-12
CIK 1472277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2011 was 20,647,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results to be expected for any subsequent period.

Secure Luggage Solutions Inc.

(A Development Stage Company)
Unaudited Financial Statements
(Expressed in US Dollars)
June 30, 2011

Secure Luggage Solutions Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$1,468	$39,047
Other receivable	23,750	-
Prepaid Expense	6,961	3,750

Total Current Assets	32,179	42,797

Prepayment for License Use Right	-	30,000
License Use Right (Note 6)	256,167	-

Total Assets	$288,346	$72,797

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$38,242	$11,250
Due to Related Parties	119,224	51,548

Total Current Liabilities	157,466	62,798

Total Liabilities	157,466	62,798

STOCKHOLDERS' EQUITY

Authorized: 100,000,000 common shares with par value $0.001	20,647	17,477
20,000,000 preferred shares with par value of $0.001
Issued and outstanding:
20,647,000 and 17,477,000 Common Shares Issued and Outstanding,
Nil Preferred Shares
Share Subscription Received	-	231,000
Shares to be Issued for Services	-	9,000
Additional Paid-in Capital	752,967	122,137
Deferred Stock Compensation	(36,000)	-
Deficit Accumulated during the Development Stage	(606,734)	(369,615)

Total Stockholders' Equity	130,880	9,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$288,346	$72,797

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)

					Cumulative Amounts
	For the		For the		From Beginning of
	Three Months Ended		Six Months Ended		Development Stage
	June 30,		June 30,		(December 4, 2008) to
	2011	2010	2011	2010	June 30, 2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional Fees	102,996	58,210	201,049	90,278	524,690
Depreciation Expenses	6,625	-	8,833	-	8,833
G & A Expenses	10,149	3,299	27,237	7,380	72,066

Total Operating Expenses	119,770	61,509	237,119	97,658	605,589

LOSS FROM OPERATION AND BEFORE	(119,770)	(61,509)	(237,119)	(97,658)	(605,589)
OTHER INCOME ( EXPENSE )

OTHER INCOME ( EXPENSE )

Interest Expenses	-	(269)	-	(426)	(1,145)

NET LOSS AND COMPREHENSIVE LOSS	$(119,770)	$(61,778)	$(237,119)	$(98,084)	$(606,734)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	20,647,000	17,477,000	19,612,580	17,477,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative Amounts
	For the		From Beginning of
	Six Months Ended		Development Stage
	June 30,		(December 4, 2008) to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(237,119)	$(98,084)	$(606,734)
Adjustments to Reconcile Net Loss to Net Cash Used
by Operating Activities:
Share issued for services	72,000	-	102,000
Deferred stock compensation	(36,000)		(36,000)
Interest Imputed for non-interest bearinglLoans	-	426	728
Depreciation	8,833	-	8,833
Changes in assets and liabilities:
Receivable and prepayments	(26,961)	9,975	(30,711)
Prepayment for license use right	30,000		-
Accounts payable and other liabilities	26,992	(7,590)	38,242
Due to related party	67,676	80,506	119,224

Net Cash Used by Operating Activities	(94,579)	(14,767)	(404,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Investing Activity
Acquistion of License Use Right Paid by Cash	(30,000)	-	(30,000)
		-
Net Cash Used by Investing Activities	(30,000)	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in Financing Activities
Share issued for cash	318,000	-	491,885
Share subscription received	(231,000)		-
Promissory note payable	-	-	10,000
Proceeds from issuance of convertible notes payable	-	-	(10,000)
Share holder loan		10,000
Share issue cost	-	-	(56,000)

Net Cash Provided by Financing Activities	87,000	10,000	435,885

NET CHANGE IN CASH	(37,579)	(4,767)	1,468

CASH AT BEGINNING OF PERIOD	39,047	5,626	-

CASH AT END OF PERIOD	$1,468	$859	$1,467

SUPPLEMENTAL DISCLOSURES
Cash Paid for:
Interest	$-	$-	$416
Income Taxes	$-	$-	$-

Non-Cash Paid for:
Share Issued for Services	$72,000	$-	$102,000
Share issued for License Use Right	$235,000	$-	$235,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six Months ended June 30, 2011 and 2010
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements, expressed in US dollars, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on 10K/A, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2010. The interim results for the six month period ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year.

2.	NATURE OF BUSINESS

The accompanying financial statements represent the accounts of Secure Luggage Solutions Inc., incorporated in the State of Delaware on December 4, 2008. The Company is a development stage company in the business of luggage wrap. Luggage wrap is a product that is applied to checked luggage in a retail kiosk with the passenger present. The Company’s product is a plastic covering applied by a machine. The Company intends to offer our luggage wrap product to passengers at pre check-in areas of airports. As of the date of this filing, the Company has not entered into a license agreement with any airport that would allow it to offer its luggage wrap product on airport premises. The Company continues to actively promote its luggage wrap services to carriers, airport management and other parties operating within the Vancouver International Airport, which the Company has identified as a target location to begin its operations.

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

Information on the Company’s working capital deficiency is:

	June 30, 2011	December 31, 2010

Working capital deficiency	$125,287	$20,001
Deficit	$606,734	$369,615

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six Months ended June 30, 2011 and 2010
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

In April 2010, the FASB issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption does not have a material impact on its financial position or results of operations.

5.	NEW ACCOUNTING PRONOUNCEMENTS

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

6.	LICENSE USE RIGHT

On November 7, 2010, the Company entered into an Exclusive License Agreement (the “Agreement”) with Secure Luggage Systems Inc. (“SL Systems”) for a five-year term from signing date of the Agreement. The SL Systems agreed to appoint the Company as the representative of the baggage wrapping systems (the “Wrapping Systems”) developed by SL Systems and protected by US Patent #5,890,345 and Canadian Patent #CA 2,162,637, for the marketing rights and manufacturing rights of the Wrapping Systems.  The Company is subject to a royalty fee of ten percent (10%) of gross revenue and additional ten percent (10%) of manufacturing cost. Per the Agreement, the Company agreed to pay $500,000 in total including $30,000 in cash and 1,175,000 common shares of the Company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of the “Agreement”. The payment of the shares shall be under Regulation “S” of the Securities Act and are restricted for six (6) months from date of issue or until such securities are cleared by registration statement filed with the SEC. The Company also grants “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six Months ended June 30, 2011 and 2010
(Unaudited)

6.	LICENSE USE RIGHT (cont’d…)

This Agreement shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, as long as the Company is not in default and successive terms upon mutual agreement by both parties. As of June 30, 2011, the Company paid $30,000 in cash to SL Systems and issued 1,175,000 shares of the Company’s common share. These shares were valued at $0.20 per share for a total amount of $235,000. The license use right is amortized over a straight line basis over the useful life of 10 years.

For the periods ended June 30, 2011 and 2010, depreciation expense totaled $8,833 and $Nil, respectively.

License use right consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

License use right	$265,000	$-
Less: accumulated depreciation	(8,833)	-
	$256,167	$-

7.	CAPTIAL STOCK

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

Issued and outstanding:

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

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six Months ended June 30, 2011 and 2010
(Unaudited)

7.	CAPTIAL STOCK (cont’d…)

Stock Option

On March 31, 2011, the board directors of the Company approved the adoption of the 2011 Stock Option Plan which permits the Company to grant up to 3,000,000 stock options to directors, officers, employees and consultants of the Company. As of June 30, 2011, no stock options have been granted.

8.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, the Company was charged $95,275 (June 30, 2010 – $48,000) for management fees by companies owned by the CEO and CFO of the Company. ,

As of June 30, 2011, $30,000 (December 31, 2010 - $30,000) was paid and 1,175,000 (December 31, 2010 - Nil) shares of the Company’s common stock valued at $235,000 were issued to SLS systems per the Exclusive License Agreement for the usage of patents and intellectual property (see Note 10). On April 28, 2011, the CEO of the Company surrendered his shares in SLS systems. As a result, Secure Luggage Systems is no longer a related party effective April 28, 2011.

The President and CEO of the Company, as well as the company controlled by CEO, advanced funds to the Company for operating expenses and management fees. As at June 30, 2011 and December 31, 2010, the balance due to related parties is $119,224 and $51,548, respectively. The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

Office Lease Agreement

On December 4, 2008, the Company has entered into a virtual office lease agreement with a third-party at a cost of $225 plus expenses occurred per month expiring July 31, 2009. Per the lease agreement, the lease will be automatically extended without 90 days advanced notice. As of June 30, 2011, the lease has been extended to July 31, 2012.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six Months ended June 30, 2011 and 2010
(Unaudited)

10.	COMMITMENTS (cont’d…)

Transfer Agent Agreement

On June 28, 2010, the Company entered into a transfer agent agreement with Island Stock Transfer to appoint it as its transfer agent, warrant agent, and registrar for the common stock of the Company. As of June 30, 2011, the Company has paid $7,500 to Island Stock Transfer and is subject to a monthly payment of $200 for its ongoing services

Service Agreement

On February 14, 2011, the Company entered into a service agreement with Chenergy Service Inc. (“Chenergy”), a consulting company controlled by the CFO of the Company.  The Company agreed to pay Chenergy $1,500 per month for accounting services and $4,000 per month for management services, of which $2,000 is paid by cash and the other $2,000 represents 10,000 common shares to be issued at $0.20 per share. 120,000 shares over a twelve (12) month period from January 1, 2011 through December 31, 2011 for a total value of US$24,000 were issued on February 28, 2011, as a result, $12,000 has been recorded as deferred stock compensation as of June 30, 2011. As of June 30, 2011, the Company paid $8,695 and accrued $14,748 for services provided by Chenergy.

Consulting Services Agreements

a)
On February 28, 2011, the Company entered into a service agreement with Internet-IR Services Inc. (“Internet-IR”), a company organized under the laws of the State of Nevada, effective January 1, 2011. The Company agreed to pay Internet-IR $4,000 per month for corporate development and acquisition services and of which $2,000 is paid by cash and the other $2,000 is paid by 10,000 common shares issued at $0.20 per share, totaling 120,000 shares over a twelve (12) month period from January 1, 2011 through December 31, 2011, for a total value of US$24,000. As of June 30, 2011, the Company issued 120,000 common stocks, of which $12,000 is recorded in stock based compensation. As of June 30, 2011, the Company paid $4,000 in cash, and accrued $8,000.

b)
The Company entered into a consulting service agreement with Mr. James Westmacott (“consultant”), the principal of Air Consult Associates, an unrelated Washington company on February 28, 2011, effective January 1, 2011. The Company agreed to pay the consultant $4,000 per month for business development and marketing of the Company’s baggage wrap business and of which $2,000 is paid by cash and the other $2,000 were paid by 10,000 common shares issued at $0.20 per share or $2,000, totaling 120,000 shares over a twelve month period from January 1, 2011 through December 31, 2011, for a total value of US$24,000. As of June 30, 2011, the Company issued 120,000 common stocks, of which $12,000 is recorded in stock based compensation. As of June 30, 2011, the Company paid $5,500 in cash, and accrued $6,500.

11.	SUBSEQUENT EVENTS

On July 18, 2011, the Company entered into a Share Purchase and Exchange Agreement with CDS Contact Delivery Services Ltd. d.b.a. Priority Baggage (“Priority Baggage”), a BC Corporation, and Neil Saunders Holdings Inc., the sole shareholder of Priority Baggage. Pursuant to the agreement, the Company agreed to pay $675,000 and to issue 1,250,000 common shares of the Company, at a deemed value of $0.30 per share or $1,050,000, closing within 60 days and is subject to a number of conditions, including the production of satisfactory financial information by Priority Baggage and the satisfactory completion of due diligence by the parties. The Priority Baggage will become a wholly owned subsidiary of the Company on the completion of the transaction. As an additional condition of the agreement, the Company agreed to enter in a consulting agreement with Neil Saunders, the principal executive officer of Priority Baggage, whereby Mr. Saunders will provide consulting service to the Company for a period of twelve (12) months in consideration of 164,000 common shares of the Company, effective on the closing date.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Six Months ended June 30, 2011 and 2010
(Unaudited)

11.	SUBSEQUENT EVENTS (cont’d…)

On July 19, 2011, the Company received an advance of $1,031 from a company owned by CEO and President of the Company for operations. It is unsecured, non-interest bearing and due on demand.

Secured Luggage Solutions Inc. has evaluated subsequent events for the period June 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

On November 7, 2010, we entered into an exclusive license agreement with Secure Luggage Systems Inc., an Alberta registered privately held corporation.  The agreement is for a period of five years.  Pursuant to the agreement, the licensor has agreed to appoint our company as the representative of the baggage wrapping systems developed by the licensor and protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the wrapping systems.  We will be subject to royalty fees of 10% of gross revenue and an additional 10% of manufacturing cost. Further, upon the signing of the agreement, we agreed to pay $500,000, to be paid by $30,000 in cash and 1,175,000 common shares of our company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of the agreement.  We will grant “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares. This agreement shall automatically be deemed extended for an additional five year term upon expiry of the first five year term, so long as we are not in default and successive terms upon mutual agreement by both parties. As of June 30, 2011 we paid $30,000 in cash to the licensor and issued 1,175,000 shares of our common stock valued at $235,000 pursuant to the agreement for the payments in full.

On July 18, 2011, our company entered into a share purchase and exchange agreement with CDS Contact Delivery Services Ltd. d.b.a. Priority Baggage, a BC Corporation, and Neil Saunders Holdings Inc., the sole shareholder of Priority Baggage. Pursuant to the agreement, we agreed to pay $675,000 and to issue 1,250,000 common shares of our company, at a deemed value of $0.30 per share or $1,050,000, closing within 60 days, is subject to a number of conditions, including the production of satisfactory financial information by Priority Baggage and the satisfactory completion of due diligence by the parties. The Priority Baggage will become a wholly owned subsidiary of our company on the completion of the transaction. As an additional condition of the agreement, we agreed to enter in a consulting agreement with Neil Saunders, the principal executive officer of Priority Baggage, whereby Mr. Saunders will provide consulting service to our company for a period of 12 months in consideration of 164,000 common shares of our company, effective on the closing date.

On July 19, 2011, we received an advance of $1,031 from a company owned by CEO and President of our company for operations. It is unsecured, non-interest bearing and due on demand.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011 which are included herein.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Our operating results for the three months ended June 30, 2011, for the three months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Change Between Three Month Period Ended June 30, 2011 and 2010
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$102,996		$58,210		$44,786
Depreciation expense		$6,625		Nil		$6,625
General and administrative		$10,149		$3,299		$6,850
Interest expense	$	Nil		$269		$(269)
Net Income (Loss)		$(119,770)		$(61,778)		$(57,992)

Our financial statements report a net loss of $119,770 for the three month period ended June 30, 2011 compared to a net loss of $61,778 for the three month period ended June 30, 2010. Our losses have increased by $57,992 primarily as a result of an increase in professional fees, depreciation expense and general and administrative expenses.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Our operating results for the six months ended June 30, 2011, for the six months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Change Between Six Month Period Ended June 30, 2011 and 2010
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$201,049		$90,278		$110,771
Depreciation expense		$8,833		Nil		$8,833
General and administrative		$27,237		$7,380		$19,857
Interest expense	$	Nil		$426		$(426)
Net Income (Loss)		$(237,119)		$(98,084)		$(139,035)

Our financial statements report a net loss of $237,119 for the six month period ended June 30, 2011 compared to a net loss of $98,084 for the six month period ended June 30, 2010. Our losses have increased by $139,035 primarily as a result of an increase in professional fees, depreciation expense and general and administrative expenses.

Revenues

We have not earned any revenues since our inception.

Liquidity and Financial Condition

As of June 30, 2011, our total current assets were $32,179 (December 31, 2010, $42,797) and our total current liabilities were $157,466 (December 31, 2010, $62,798) and we had a working capital deficit of $125,287 (December 31, 2010, $20,001). Our financial statements report a net loss of $237,119 for the six month period ended June 30, 2011 (2010, $98,084), and a net cumulative loss of $606,734 (December 31, 2010, $369,615) for the period from December 4, 2008 (date of inception) to June 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows	As at June 30,
	2011	2010
Net Cash (Used) Provided by Operating Activities	$(94,579)		$(14,767)
Net Cash Used In Investing Activities	$(30,000)	$	Nil
Net Cash Provided by Financing Activities	$87,000		$10,000
Cash Increase (Decrease) During The Period	$(37,579)		$(4,767)

We had cash and cash equivalents in the amount of $1,468 as of June 30, 2011 as compared to $39,047 as of December 31, 2010. We had a working capital deficiency of $125,287 as of June 30, 2011 compared to working capital deficiency of $20,001 as of December 31, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) as appropriate, to allow timely decisions regarding required disclosure, covered by this quarterly report, being June 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer).  Based upon that evaluation, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

If we are unable to fund the development of our business plan and the lack of revenues for continued growth may cause us to delay our business development.  At June 30, 2011 we had negative cash flows from operating activities and we will require additional financing to fund our long-term cash needs.  We may be required to rely on debt financing, loans from related parties, and private placements of our common stock for that additional funding. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to our company.  If we are unable to find such funding it could have a material adverse effect on our ability to continue as a going concern.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2011)
(10)	Material Contracts
10.1	Agency Fee Agreement with AMF Services Inc. dated July 15, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
10.2	Consulting Services Agreement with Warren Turner d.b.a. Turner Key Consulting (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
10.3	Consulting Services Agreement with James Westmacott d.b.a. Air Consult Associates dated June 29, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)
10.4
Consulting Services Agreement with James Westmacott d.b.a. Air Consult Associates dated November 17, 2009 (incorporated by reference from our Registration Statement on  Form S-1/A filed on January 8, 2010)

10.5	Consulting Agreement with Moody Capital, LLC and Moody Capital Solutions Inc. dated December 22, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on April 14, 2010)
10.6	Exclusive License Agreement with Secure Luggage Systems Inc. dated November 7, 2010 (incorporated by reference from our Current Report on Form 8-K filed on November 15, 2010)
10.7	Services Agreement with Chenergy Service Inc. dated February 14, 2011 (incorporated by reference from our Current Report on Form 8-K filed on February 17, 2011)
10.8	2011 Stock Option Plan dated March 31, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 6, 2011)
10.9	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 6, 2011)
10.10
Share Purchase and Exchange Agreement with CDS Contact Delivery Services Ltd. d.b.a. Priority Baggage and Neil Saunders Holdings Inc. dated July 18, 2011 (incorporated by reference from our Current Report on Form 8-K filed on July 21, 2011)

(31)	Section 302 Certifications
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE LUGGAGE SOLUTIONS INC.
(Registrant)

Dated: August 12, 2011	/s/ Donald G. Bauer
Donald G. Bauer
President, Chairman, Chief Executive Officer and Director
(Principal Executive Officer,)

Dated: August 12, 2011	/s/ Cherry Cai
Cherry Cai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)