Form 10-Q
period 2011-09-30
Secure Luggage Solutions Inc.
filed 2011-11-16
CIK 1472277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant’s common stock as of November 14, 2011 was 20,662,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results to be expected for any subsequent period.

Secure Luggage Solutions Inc.

(A Development Stage Company)
Unaudited Financial Statements
(Expressed in US Dollars)
September 30, 2011

Secure Luggage Solutions Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$430	$39,047
Other Receivable	18,750	-
Prepaid Expenses	2,000	3,750

Total Current Assets	21,180	42,797

Prepayment for License Use Right	-	30,000
License Use Right (Note 6)	249,542	-

TOTAL ASSETS	$270,722	$72,797

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities	$64,485	$11,250
Due to Related Parties	191,129	51,548

Total Current Liabilities	255,614	62,798

Total Liabilities	255,614	62,798

STOCKHOLDERS' EQUITY

Authorized: 100,000,000 common shares with par value $0.001	20,647	17,477
20,000,000 preferred shares with par value of $0.001
Issued and outstanding:
20,647,000 and 17,477,000 Common Shares Issued and Outstanding,
Nil Preferred Shares
Share Subscription Received	-	231,000
Shares to be Issued for Services	-	9,000
Additional Paid-in Capital	752,967	122,137
Deferred Stock Compensation	(18,000)	-
Deficit Accumulated during the Development Stage	(740,506)	(369,615)

Total Stockholders' Equity	15,108	9,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$270,722	$72,797

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)

					Cumulative Amounts
	For the		For the		From Beginning of
	Three Months Ended		Nine Months Ended		Development Stage
	September 30,		September 30,		(December 4, 2008) to
	2011	2010	2011	2010	September 30, 2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional Fees	113,867	44,401	314,916	134,679	638,557
Depreciation Expenses	6,625	-	15,458	-	15,458
G & A Expenses	15,327	5,222	42,740	12,603	87,639

Total Operating Expenses	135,819	49,623	373,114	147,283	741,654

LOSS FROM OPERATION AND BEFORE	(135,819)	(49,623)	(373,114)	(147,283)	(741,654)
OTHER INCOME ( EXPENSE )

OTHER INCOME ( EXPENSE )

Interest Expenses	-	(303)	-	(729)	(729)
Foreign exchange	2,047	(277)	2,223	(277)	1,877

Total Other Income (Expense)	2,047	(580)	2,223	(1,006)	1,148

NET LOSS AND COMPREHENSIVE LOSS	$(133,772)	$(50,203)	$(370,891)	$(148,288)	$(740,506)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	20,647,000	17,488,209	19,429,444	17,480,750

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative Amounts
	For the		From Beginning of
	Nine Months Ended		Development Stage
	September 30,		(December 4, 2008) to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(370,891)	$(148,288)	$(740,506)
Adjustments to Reconcile Net Loss to Net Cash Used
by Operating Activities:
Share issued for services	72,000	-	102,000
Deferred stock compensation	(18,000)		(18,000)
Interest Imputed for non-interest bearinglLoans	-	729	729
Depreciation	15,458	-	15,458
Changes in assets and liabilities:		-
Receivable and prepayments	(17,000)	9,975	(20,750)
Prepayment for license use right	30,000	-	-
Accounts payable and other liabilities	53,235	3,557	64,484
Due to related party	139,581	78,000	191,131

Net Cash Used by Operating Activities	(95,617)	(56,027)	(405,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in Investing Activity
Acquistion of License Use Right Paid by Cash	(30,000)	-	(30,000)
		-
Net Cash Used by Investing Activities	(30,000)	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in Financing Activities
Share issued for cash	87,000	204,000	491.885
Share issue cost	-	-	(56,000)
Promissory note payable	-	-	10,000
Proceeds from issuance of convertible notes payable	-	-	(10,000)
Proceeds from share holder loan	-	10,000	-
Due to related party	-	12,964	-

Net Cash Provided by Financing Activities	87,000	226,964	435,885

NET CHANGE IN CASH	(38,617)	170,937	431

CASH AT BEGINNING OF PERIOD	39,047	5,626	-

CASH AT END OF PERIOD	$430	$176,563	$430

SUPPLEMENTAL DISCLOSURES
Cash Paid for:
Interest	$-	$-	$416
Income Taxes	$-	$-	$-

Non-Cash Paid for:
Share Issued for Services	$72,000	$-	$102,000
Share issued for License Use Right	$235,000	$-	$235,000

The accompanying notes are an integral part of these financial statements

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine Months ended September 30, 2011 and 2010
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited interim financial statements, expressed in US dollars, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on 10K/A, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2010. The interim results for the nine month period ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year.

2.             NATURE OF BUSINESS

The accompanying financial statements represent the accounts of Secure Luggage Solutions Inc., incorporated in the State of Delaware on December 4, 2008. The Company is a development stage company in the business of luggage wrap. Luggage wrap is a plastic covering that is applied by machine to checked luggage in a retail kiosk with the passenger present. The Company intends to offer our luggage wrap product to passengers at pre check-in areas of airports. As of the date of this filing, the Company has not entered into a license agreement with any airport that would allow it to offer its luggage wrap product on airport premises. The Company continues to actively promote its luggage wrap services to carriers, airport management and other parties operating within the Vancouver International Airport, which the Company has identified as a target location to begin its operations.

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

Information on the Company’s working capital deficiency is:

	September 30, 2011	December 31, 2010

Working capital deficiency	$234,434	$20,001
Deficit	$740,506	$369,615

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine Months ended September 30, 2011 and 2010
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

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine Months ended September 30, 2011 and 2010
(Unaudited)

6.           LICENSE USE RIGHT (cont’d…)

This Agreement shall automatically be deemed extended for an additional five (5) year term upon expiry of the first five (5) year term, as long as the Company is not in default and successive terms upon mutual agreement by both parties. As of September 30, 2011, the Company paid $30,000 in cash to SL Systems and issued 1,175,000 shares of the Company’s common share. These shares were valued at $0.20 per share for a total amount of $235,000. The license use right is amortized over a straight line basis over the useful life of 10 years.

For the periods ended September 30, 2011 and 2010, depreciation expense totaled $15,458 and $Nil, respectively.

License use right consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

License use right	$265,000	$-
Less: accumulated depreciation	(15,458)	-
	$249,542	$-

7.             SHARE PURCHAGE AND EXCHANGE AGREEMENT

On July 18, 2011, the Company entered into a Share Purchase and Exchange Agreement with CDS Contact Delivery Services Ltd. d.b.a. Priority Baggage (“Priority Baggage”), a BC Corporation, and Neil Saunders Holdings Inc., the sole shareholder of Priority Baggage. Pursuant to the agreement, the Company agreed to pay $675,000 and to issue 1,250,000 common shares of the Company, at a deemed value of $0.30 per share or $1,050,000, closing within 60 days and is subject to a number of conditions, including the production of satisfactory financial information by Priority Baggage and the satisfactory completion of due diligence by the parties. The Priority Baggage will become a wholly owned subsidiary of the Company upon the completion of the transaction. As an additional condition of the agreement, the Company agreed to enter into a consulting agreement with Neil Saunders, the principal executive officer of Priority Baggage, whereby Mr. Saunders will provide consulting service to the Company for a period of twelve (12) months in consideration of 164,000 common shares of the Company, effective on the closing date. As of September 30, 2011, the Company has not closed this transaction.

8.             CAPTIAL STOCK

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

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine Months ended September 30, 2011 and 2010
(Unaudited)

8.           CAPTIAL STOCK (cont’d…)

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

Stock Option

On March 31, 2011, the board directors of the Company approved the adoption of the 2011 Stock Option Plan which permits the Company to grant up to 3,000,000 stock options to directors, officers, employees and consultants of the Company. As of September 30, 2011, no stock options have been granted.

9.             RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, the Company was charged $139,750 (September 30, 2010 – $78,000) for management fees by companies owned by the CEO and CFO of the Company.

As of September 30, 2011, $30,000 (December 31, 2010 - $30,000) was paid and 1,175,000 (December 31, 2010 - Nil) shares of the Company’s common stock valued at $235,000 were issued to SLS systems per the Exclusive License Agreement for the usage of patents and intellectual property (see Note 10). On April 28, 2011, the CEO of the Company surrendered his shares in SLS systems. As a result, Secure Luggage Systems is no longer a related party effective April 28, 2011.

The CEO and CFO of the Company, as well as the company controlled by CEO and CFO, advanced funds to the Company for operating expenses and management fees. As at September 30, 2011 and December 31, 2010, the balance due to related parties is $191,129 and $51,548, respectively. The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Also see Note 6 and 11.

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine Months ended September 30, 2011 and 2010
(Unaudited)

10.             FAIR VALUE MEASUREMENTS AND FINANCIAL INTRUMENTS

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

11.          COMMITMENTS

Office Lease Agreement

On December 4, 2008, the Company has entered into a virtual office lease agreement with a third-party at a cost of $225 plus expenses occurred per month expiring July 31, 2009. Per the lease agreement, the lease will be automatically extended without 90 days advanced notice. As of September 30 2011, the lease has been extended to July 31, 2012.

Transfer Agent Agreement

On June 28, 2010, the Company entered into a transfer agent agreement with Island Stock Transfer to appoint it as its transfer agent, warrant agent, and registrar for the common stock of the Company. As of September 30, 2011, the Company has paid $7,500 to Island Stock Transfer and is subject to a monthly payment of $200 for its ongoing services

Service Agreement

On February 14, 2011, the Company entered into a service agreement with Chenergy Service Inc. (“Chenergy”), a consulting company controlled by the CFO of the Company.  The Company agreed to pay Chenergy $1,500 per month for accounting services and $4,000 per month for management services, of which $2,000 is paid by cash and the other $2,000 represents 10,000 common shares to be issued at $0.20 per share. 120,000 shares over a twelve (12) month period from January 1, 2011 through December 31, 2011 for a total value of US$24,000 were issued on February 28, 2011, as a result, $18,000 has been recorded as deferred stock compensation as of September 30, 2011. As of September 30, 2011, the Company paid $8,695 and accrued $26,055 for services provided by Chenergy.

Consulting Services Agreements

a)
On February 28, 2011, the Company entered into a service agreement with Internet-IR Services Inc. (“Internet-IR”), a company organized under the laws of the State of Nevada, effective January 1, 2011. The Company agreed to pay Internet-IR $4,000 per month for corporate development and acquisition services and of which $2,000 is paid by cash and the other $2,000 is paid by 10,000 common shares issued at $0.20 per share, totaling 120,000 shares over a twelve (12) month period from January 1, 2011 through December 31, 2011, for a total value of US$24,000. As of September 30 2011, the Company issued 120,000 common stocks, of which $18,000 is recorded in stock based compensation. As of September 30, 2011, the Company paid $4,000 in cash, and accrued $14,000.

Secure Luggage Solutions Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements
For the Three and Nine Months ended September 30, 2011 and 2010
(Unaudited)

11.          COMMITMENTS (cont’d…)

Consulting Services Agreements (cont’d…)

b)
The Company entered into a consulting service agreement with Mr. James Westmacott (“consultant”), the principal of Air Consult Associates, an unrelated Washington company on February 28, 2011, effective January 1, 2011. The Company agreed to pay the consultant $4,000 per month for business development and marketing of the Company’s baggage wrap business and of which $2,000 is paid by cash and the other $2,000 were paid by 10,000 common shares issued at $0.20 per share or $2,000, totaling 120,000 shares over a twelve month period from January 1, 2011 through December 31, 2011, for a total value of US$24,000. As of September 30 2011, the Company issued 120,000 common stocks, of which $18,000 is recorded in stock based compensation. As of September 30, 2011, the Company paid $5,500 in cash, and accrued $12,500.

12.          SUBSEQUENT EVENTS

On October 30, 2011, the Company issued 15,000 shares of the common stock of the Company at $0.20 per share for the $3,000 share subscription received on November 1, 2011.

Subsequent to the period ended September 30, 2011, the CEO and President of the Company advanced of $613 for operations. It is unsecured, non-interest bearing and due on demand.

Secured Luggage Solutions Inc. has evaluated subsequent events for the period September 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company in the business of luggage wrap. Luggage wrap is a product that is applied to checked luggage in a retail kiosk with the passenger present. Our product is a plastic covering applied by a machine.  We intend to offer our luggage wrap product at pre check-in areas of airports to passengers that choose to utilize luggage wrap.  As of the date of this filing, we have not entered into any licence agreements with airports that would allow us to offer our luggage wrap product at pre check-in areas of airports.  We continue to actively promote our luggage wrap services to carriers, airport management and other parties operating at various airports.

On November 7, 2010, we entered into an exclusive license agreement with Secure Luggage Systems Inc., an Alberta registered privately held corporation.  The agreement is for a period of five years.  Pursuant to the agreement, the licensor has agreed to appoint our company as the representative of the baggage wrapping systems developed by the licensor and protected by US Patent #5,890,345 and Canadian Patent #CA 2, 162,637, for the marketing rights and manufacturing rights of the wrapping systems.  We will be subject to royalty fees of 10% of gross revenue and an additional 10% of manufacturing cost. Further, upon the signing of the agreement, we agreed to pay $500,000, to be paid by $30,000 in cash and 1,175,000 common shares of our company, at the higher value of $0.40 per share or the market closing price per share, as of the closing date of the agreement.  We will grant “piggy back” registration rights on 600,000 shares of the total 1,175,000 restricted common shares. This agreement shall automatically be deemed extended for an additional five year term upon expiry of the first five year term, so long as we are not in default and successive terms upon mutual agreement by both parties. As of September 30, 2011 we paid $30,000 in cash to the licensor and issued 1,175,000 shares of our common stock valued at $235,000 pursuant to the agreement for the payments in full.

On July 18, 2011, our company entered into a share purchase and exchange agreement with CDS Contact Delivery Services Ltd. d.b.a. Priority Baggage, a BC Corporation, and Neil Saunders Holdings Inc., the sole shareholder of Priority Baggage. Pursuant to the agreement, we agreed to pay $675,000 and to issue 1,250,000 common shares of our company, at a deemed value of $0.30 per share or $1,050,000, closing within 60 days, is subject to a number of conditions, including the production of satisfactory financial information by Priority Baggage and the satisfactory completion of due diligence by the parties. The Priority Baggage will become a wholly owned subsidiary of our company on the completion of the transaction. As an additional condition of the agreement, we agreed to enter in a consulting agreement with Neil Saunders, the principal executive officer of Priority Baggage, whereby Mr. Saunders will provide consulting service to our company for a period of 12 months in consideration of 164,000 common shares of our company, effective on the closing date. As of September 30, 2011 and the date of filing of this report, the Company has not closed this transaction.

Subsequent to the period ended September 30, 2011, we received an advance of $630 from a company owned by CEO and President of our company for operations. It is unsecured, non-interest bearing and due on demand.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30 2011 which are included herein.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Our operating results for the three months ended September 30, 2011, for the three months ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Change Between Three Month Period Ended September 30, 2011 and 2010
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$113,867		$44,401		$69,466
Depreciation expense		$6,625		Nil		$6,625
General and administrative		$15,327		$5,222		$10,105
Interest expense	$	Nil		$303		$(303)
Foreign exchange (gain) Loss		$(2,047)		$277		$(2,324)
Net Income (Loss)		$(133,772)		$(50,203)		$(83,569)

Our financial statements report a net loss of $133,772 for the three month period ended September 30, 2011 compared to a net loss of $50,203 for the three month period ended September 30, 2010. Our losses have increased by $83,569 primarily as a result of an increase in professional fees mainly due to increases of management and consulting fees charged by CEO, CFO and consultants of the Company, depreciation expense and general and administrative expenses.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Our operating results for the nine months ended September 30, 2011, for the nine months ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Change Between Nine Month Period Ended September 30, 2011 and 2010
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$314,916		$134,679		$180,237
Depreciation expense		$15,458	$	Nil		$15,458
General and administrative		$42,740		$12,604		$30,136
Interest expense	$	Nil		$729		$(729)
Foreign exchange (gain) Loss		$(2,223)		$277		$(2,500)
Net Income (Loss)		$(370,891)		$(148,289)		$(222,602)

Our financial statements report a net loss of $370,891 for the nine month period ended September 30, 2011 compared to a net loss of $148,289 for the nine month period ended September 30, 2010. Our losses have increased by $222,602 primarily as a result of an increase in professional fees, depreciation expense and general and administrative expenses.

Revenues

We have not earned any revenues since our inception.

Liquidity and Financial Condition

As of September 30, 2011, our total current assets were $21,180 (December 31, 2010, $42,797) and our total current liabilities were $255,614 (December 31, 2010, $62,798) and we had a working capital deficiency of $234,434 (December 31, 2010 – deficiency of $20,001). Our financial statements report a net loss of $370,891 for the nine month period ended September 30, 2011 (September 30, 2010 - $148,289), and a net cumulative loss of $740,506 (December 31, 2010, $369,615) for the period from December 4, 2008 (date of inception) to September 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	As at September 30,
	2011	2010
Net Cash (Used) Provided by Operating Activities	$(95,617)		$(56,027)
Net Cash Used In Investing Activities	$(30,000)	$	Nil
Net Cash Provided by Financing Activities	$87,000		$226,964
Cash Increase (Decrease) During The Period	$(38,617)		$170,937

We had cash and cash equivalents in the amount of $430 as of September 30, 2011 as compared to $39,047 as of December 31, 2010. We had a working capital deficiency of $234,434 as of September 30, 2011 compared to working capital deficiency of $20,001 as of December 31, 2010.

Our principal sources of funds have been from sales of our common stock.

Our net cash used in investing activity was increased by $30,000 for the nine months ended September 30, 2011 compared 2010 due to the acquisition of license use right paid by cash.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) as appropriate, to allow timely decisions regarding required disclosure, covered by this quarterly report, being September 30 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer).  Based upon that evaluation, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

As a “small reporting company”, we are not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 30, 2011, the Company received share subscription fund and issued 15,000 shares of the common stock of the Company at $0.20 per share for the $3,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

On September 2, 2011, the Company’s shares were officially listed for trading on the Berlin-Bremen Stock Exchange, under the stock symbol “8SL”, and the “Wertpapierkennummer” (WPKN), the German securities identification code, is A1JA3E.

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

SECURE LUGGAGE SOLUTIONS INC.
(Registrant)

Dated: November 14, 2011	/s/ Donald G. Bauer
Donald G. Bauer
President, Chairman, Chief Executive Officer and Director
(Principal Executive Officer,)

Dated: November 14, 2011	/s/ Cherry Cai
Cherry Cai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)