Form 10-K
period 2011-12-31
Secure Luggage Solutions Inc.
filed 2014-10-22
CIK 1472277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐    No ☒

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

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES    ☒ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2010 was $-0-

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐YES   ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 20,677,000 shares of common stock are outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART I

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

We began operations in December 2008. We incurred a net loss of $699,225 and $217,859 for the fiscal year ended December 31, 2011 and 2010. We incurred an accumulated net loss of $1,068,840 since inception.

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

As of December 31, 2011, we had cash reserves of $430. We estimate that such cash reserves are not sufficient to fund our daily operations. To fund our daily operations we must raise additional capital. No assurance can be given that we will receive additional funds required to fund our daily operations. In addition, in the absence of the receipt of additional funding, we may be required to scale back our operations. Currently, we have enough cash to satisfy those obligations that we can’t accrue or defer, and we will require approximately $2,100,000 to operate our business during the next 12 months.

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

Mr. Bauer devotes a portion of his working time on our operations. As he devotes his time to other activities, it is probable that conflicts will result regarding his allocation of time and effort. While he will seek to give us sufficient time to allow us to operate on a basis that is beneficial to our shareholders, this goal may not be accomplished and our operating results may be negatively impacted by the unavailability of our key personnel.

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

We are authorized to issue up to 100,000,000 shares of common stock and 20,000,000 preferred shares. At present, there are 20,677,000 shares of our common stock issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. We anticipate that we will be required to raise additional capital to finance our operations, and that capital may be raised by the sale of additional shares of our common stock. Consequently, upon the sale of additional shares of our common stock, our stockholders will experience dilution in the ownership of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board under the symbol "SCLG" on December 28, 2010 and commenced trading on approximately June, 2011. The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2011:	High		Low
Fourth Quarter		$0.50		$0.50
Third Quarter		$0.50		$0.50
Second Quarter		$0.50		$0.50
First Quarter	$	n/a	$	n/a

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of December 31, 2011, there were approximately 66 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

RECENT SALES OF UNREGISTERED SECURITIES

Sales of Equity Securities have been conducted and shares of our Company’s stock have been issued during fiscal year ended December 31, 2011.

During fiscal year ended December 31, 2011, we issued 235,000 shares of our restricted common stock for cash of $47,000 at a per share price of $0.20. The shares were issued to two non-U.S. residents. We issued a further 200,000 shares of our restricted common stock for cash of $40,000 at a per share price of $0.20. The 200 shares were issued to one non-U.S. resident. We issued all of the shares in reliance on Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

During fiscal year ended December 31, 2011, we issued 240,000 shares and a further 30,000 shares as compensation for services rendered at a per share price of $0.20. The shares were issued to two non-U.S. residents. We issued all of the shares to two non-U.S. residents in reliance on Regulation S of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Our operating results for years ended December 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Change Between Year Ended December 31, 2011 and 2010
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$387,114		$192,531		$194,583
General and administrative		$69,194		$24,599		$44,595
Interest expense		$-0-		$729		$729
Impairment		$242,917		$-0-		$242,917
Net Income (Loss)		$(699,225)		$(217,859)		$(481,336)

Our financial statements report a net loss of $699,225 during fiscal year ended December 31, 2011 compared to a net loss of $217,859 during fiscal year ended December 31, 2010 (an increase of $481,336). During fiscal years ended December 31, 2011 and December 31, 2010, we have not generate any revenues. We have not generated revenue since our inception.

During fiscal year ended December 31, 2011, we incurred operating expenses of $456,308 compared to $217,130 incurred during fiscal year ended December 31, 2010 (an increase of $450,224). These operating expenses incurred during fiscal year ended December 31, 2011 consisted of: (i) professional fees of $387,114 (2010: $1982,531); and (ii) general and administrative of $69,194 (2010: $24,599). The increase in professional fees for our year ended December 31, 2011 is due to increased consulting fees, management fees and legal fees related to filings with SEC. The increase in our general and administrative expense for fiscal year ended December 31, 2011 is due to increased transfer agent fees.

During fiscal year ended December 31, 2011, we incurred other expense of: (i) impairment of $242,917 (2010: $-0-); and (ii) interest expense of $-0- (2010: $729).

Thus, we realized a net loss of ($699,225) or ($0.03) for fiscal year ended December 31, 2011 compared to a net loss of ($217,859) or ($0.01) for fiscal year ended December 31, 2010. The weighted average number of shares outstanding was 20,150,506 for fiscal year ended December 31, 2011 compared to 17,477,000 for fiscal year ended December 31, 2010.

LIQUIDITY AND FINANCIAL CONDITION

Fiscal Year Ended December 31, 2011

As of December 31, 2011, our current assets were $430 and our current liabilities were $88,028, which resulted in a working capital deficit of $87,598. As of December 31, 2011, current assets were comprised of $430 in cash. As of December 31, 2011, current liabilities were comprised of $88,028 in accounts payable and accrued expenses.

As of December 31, 2011, our total assets were $430 comprised of current assets. The decrease in total assets during fiscal year ended December 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the substantial decrease in cash and prepayments.

As of December 31, 2011, our total liabilities were $88,028 comprised of current liabilities.

Stockholders’ equity (deficit) decreased from $9,999 for fiscal year ended December 31, 2010 to ($87,598) for fiscal year ended December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2011, net cash flows used in operating activities was $125,617 compared to $162,579 for fiscal year ended December 31, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $699,225 (2010: $217,859), which was partially adjusted by: (i) $78,000 (2010: $9,000) in shares to be issued for services; (ii) $-0- (2010: $729) in interest; (iii) $22,083 (2010: $-0-) in depreciation and amortization; and (iv) $201,628 in forgiveness of shareholder loan (2010: $-0-).

Net cash flows used in operating activities was further changed by: (i) increase of $3,750 (2010: $10,094) in prepaid costs; (ii) an increase of $76,778 (2010: $10,094) in accounts payable; and (iii) a decrease of $51,548 (2010: $50,611).

Cash Flows from Investing Activities

For fiscal year ended December 31, 2011, net cash flows used in investing activities was $-0- compared to $30,000 for fiscal year ended December 31, 2010, which related to purchase of assets.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2011, net cash flows provided from financing activities was $87,000 compared to $226,000 for fiscal year ended December 31, 2010. Cash flows from financing activities for the fiscal year ended December 31, 2011 consisted of: (i) $87,000 (2010: $-0-) in proceeds from issuance of common stock; (ii) $-0- (2010: $231,000) in share subscriptions received, which was offset by $5,000 in repayment of shareholder loan.

Going Concern

If we cannot obtain financing to fund our operations in 2012, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph December 31, 2011, in their reports on the accompanying financial statements for December 31, 2011 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information set forth below with respect to our statements of operations for the twelve month periods ended December 31, 2011 and 2010 is audited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the year period ended December 31, 2011 are not necessarily indicative of results to be expected for any subsequent period.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 10, 2014, we dismissed Chang Lee LLP ("Chang") as our independent registered public accounting firm. We have engaged Terry L. Johnson, CPA ("Johnson") as our principal independent registered public accounting firm. The decision to change its principal independent registered public accounting firm has been approved by our board of directors.

The reports of Chang on our financial statements for fiscal year ended December 31, 2010 (which included the balance sheet as of December 31, 2010 and the statement of operations, cash flows and stockholders' equity as of December 31, 2010), for the past fiscal year, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended December 31, 2010 and during the subsequent period through to the date of Chang's resignation, there were no disagreements between us and Chang, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Chang, would have caused Chang to make reference thereto in its report on our audited financial statements.

We have provided Chang with a copy of a Current Report on Form 8-K and has requested that Chang furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Chang agrees with the statements made in the Current Report on Form 8-K with respect to Chang and, if not, stating the aspects with which they do not agree. We have received the requested letter from Chang wherein he has confirmed his agreement to our disclosures in the Current Report with respect to Chang. A copy of Chang's letter was filed as an exhibit to the Current Report.

In connection with our appointment of Johnson as our principal registered accounting firm at this time, we have not consulted Johnson on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (December 31, 2011 and 2010) and subsequent interim period through the date of engagement.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s report on internal control over financial reporting.

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

•

Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•

Lack of an audit committee and deficiency in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Donald G. Bauer	President, Chairman, Chief Executive Officer, Chief Financial Officer and Director	64	December 8, 2008

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Donald G. Bauer. Donald G. Bauer is the founder of our company and is responsible for the development of our business. Additionally, Mr. Bauer has contributed his time, effort, and funds to our company, to enable our company to commence operations. During the period beginning September 1994, until April 2009, Mr. Bauer was the President, a director, and a shareholder of Secure Luggage Systems Inc, an Alberta corporation, which specialized in designing and manufacturing technology that would secure and protect assorted luggage with a strap and wrap process. At various times during that period that Mr. Bauer was the President of Secure Luggage Systems Inc., an Alberta corporation, that corporation had as many as 2 to 3 employees; provided, however, at certain times during that period that corporation had no employees. The number of persons employed by Secure Luggage Systems Inc., an Alberta corporation, was determined by the operations of that corporation and the need and ability to pay for employees. Additionally, during that period, that corporation retained the services of independent contractors to perform various services for that corporation, as Mr. Bauer determined that it was in the best interest of that corporation that independent contractors, rather than employees, be utilized for those services. At various times during that period, Secure Luggage Systems Inc., an Alberta corporation, had annual sales equal to approximately $25,000 to $50,000; provided, however, during those years, that corporation had no revenue.

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

INVOLVEMENT IN CERTAIN LEGALPROCEEDINGS

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Delaware General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers for 2011. Our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did exceed $100,000 for the respective fiscal year:

The following table shows the compensation paid to our principal executive officers for the past two fiscal years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Donald G. Bauer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-
President and Chief Executive Officer	2010	-0-	-0-	-0-	-0-	-0-	-0-	108,000	(1)	108,000

(1) Payment for the management fees to Doane Investments Inc., a company owned by our President and CEO.

Stock Option Plan

Currently, we do not have a stock option plan in favour of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2011 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2011.

Option Exercises

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2011, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2011.

Compensation Committee Report

None.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by each person or group known by us to own beneficially 5% or more of our voting stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 20,677,000 shares of common stock outstanding as of December 31, 2011.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Donald G. Bauer Edmonton, Alberta	Common	15,685,000	75.96%
Directors and Officers as a group (1 person)	Common	15,685,000	75.96%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2011. As of December 31, 2011, there were 20,677,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During fiscal year ended December 31, 2011, we incurred charges and expenses paid by our President/CEO in the amount of $150,080. The officer agreed to forgive the balance owed, which was cumulative equaling $201,628.

Director Independence

We currently act with one director consisting of Donald G. Bauer. We have determined that our directors are not "independent directors" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for the past two years by our independent registered public accounting firm, Chang, and Johnson, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2011	2010

Audit fees	$4,000	$19,488

Audit-related fees	-	-

Tax fees	-	-

All other fees	$-	$-

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

SECURE LUGGAGE SOLUTIONS INC.
(Registrant)

Dated: October 21, 2014	By:	/s/ Donald G. Bauer
Donald G. Bauer
President, Chief Executive Officer and Director
(Principal Executive Officer,)

Dated: October 21, 2014	By:	/s/ Donald G. Bauer
Donald G. Bauer
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 21, 2014	By:	/s/ Donald G. Bauer
Donald G. Bauer
President, Chief Executive Officer and Director
(Principal Executive Officer, Chief Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Secure Luggage Solutions, Inc..

We have audited the accompanying  consolidated balance sheets of Secure Luggage Solutions, Inc. (the “Company”) as of December 31, 2011 and 2010  and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on my audits.We conducted our  audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010and the  results of its operations and its cash flows for the years ended December 31, 2011 and 2010,, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has a significant accumulated deficit and no cash to for payment of ongoing operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3.The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

October 3, 2014

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets:
Current assets:
Cash	$430	$39,047
Total current assets	430	39,047
Prepayment	-	33,750
Total Assets	$430	$72,797

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$88,028	$11,250
Due to Related Parties	-	51,548

Total current liabilities	88,028	62,798

Total liabilities	88,028	62,798

STOCKHOLDERS' DEFICIT

Common Stock, authorized 100,000,000 par value $0.001
issued 20,677,000 and 17,477,000 respectively	20,677	17,477
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	9,000
Stock subscription receivable	-	231,000
Additional paid-in capital	960,565	122,237
Deficit Accumulated During the Development Stage	(1,068,840)	(369,615)
Total Stockholders' Deficit	(87,598)	9,999

Total Liabilities and Stockholders' Deficit	$430	$72,797

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From inception
			(December 4,
	Years Ended		2008) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Revenues	$-	$-	$-
Cost of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Professional Fees	387,114	192,531	710,755
General and Administrative Expenses	69,194	24,599	114,023

Total Operating Expenses	456,308	217,130	824,778

Operating Loss	(456,308)	(217,130)	(824,778)

Other (Income) Expenses
Interest Expense		729	1,145
Impairment	242,917		242,917

Total Other Expenses	242,917	729	244,062

Net Loss Before Income Taxes	(699,225)	(217,859)	(1,068,840)

Income Tax	-	-	-

Net Loss	$(699,225)	$(217,859)	$(1,068,840)

Loss per Share, Basic & Diluted	$(0.03)	$(0.01)

Weighted Average Shares Outstanding	20,150,506	17,477,000

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From Inception December 4, 2008 to December 31, 2011

							Accumulated
							Deficit
			Additional			Common	During	Total
	Common Stock		Paid-in	Subscriptions Payable		Stock	Exploration	Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Deficit

Balance at inception December 4, 2008	-	$-	$-	-	-	-	$-	$-

Shares issued to founder's -	1,000,000	1,000						1,000
Net (loss) for period from inception to 31-Dec-08	-	-	-	-	-	-	(2,082)	(2,082)
Balance December 31, 2008	1,000,000	1,000		-	-	-	(2,082)	(1,082)
Shares issued for services @ .001 per share	7,500,000	7,500		-	-	-	-	7,500
Shares issued for cash - .001 per share	7,185,000	7,185		-	-	-	-	7,185
Shares issued for cash- .10 per share	1,667,000	1,667	165,033	-56,000				110,700
Shares issued for services @ .10	125,000	125	12,375					12,500
Net (loss) for the year ended 31-Dec-09	-	-	-	-	-	-	(149,674)	(149,674)
Balance December 31, 2009	17,477,000	17,477	177,408	(56,000.00)	-	-	(151,756)	(12,871)

Shares to be issued					9,000			9,000
Share subscription received				-	-	231,000.00	-	231,000
Inputed interest			729					729
Net (loss) for the year ended 31-Dec-10	-	-	-	-	-	-	(217,859)	(217,859)
Balance December 31, 2010	17,477,000	17,477	178,137	(56,000)	9,000	231,000.00	(369,615)	9,999

Shares issued for services 2/28/11 for .20 per share	120,000	120	23,880.00			-	-	24,000.00
Shares issued for subscriptions	1,155,000	1,155	229,845			-231,000
Shares issued for license	1,175,000	1,175	233,825					235,000
Shares issued for subscription	45,000.00	45.00	8,955.00	-	(9,000.00)	-
Reclass			(56,000)	56,000.00	-	-
Shares issued for cash	235,000	235	46,765					47,000
Shares issued for cash	200,000	200	39,800	-	-	-	-	40,000
Shares issued for services	240,000	240	47,760					48,000
Shares issued for services	30,000	30	5,970					6,000
Forgiveness of shareholder debt	-	-	201,628					201,628
Net loss for the year							(699,225)	(699,225)
BALANCE DECEMBER 31, 2011	20,677,000.00	20,677.00	960,565	-	-	-	(1,068,840.00)	(87,598)

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			(December 4
			2008)
	Twelve months ended		through
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(699,225)	$(217,859)	$(1,068,840)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	78,000	9,000	108,000
Interest	-	729	729
Depreciation and Amortization	22,083	-	22,083
Impairment	242,917	-	242,917
Forgiveness of Shareholder loan	201,628	-	201,628

Change in Operating Assets and Liabilities:
Prepaid Costs	3,750	10,094	-
Accounts Payable	76,778	(15,154)	88,028
Due to Related Parties	(51,548)	50,611	-
Increase (decrease) in accounts payable- related party	-	-	-
Increase (decrease) in debt	-	-	-
Net cash used in Operating Activities	(125,617)	(162,579)	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	(30,000)	(30,000)
Net Cash used in Investing Activities	-	(30,000)	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-	231,000	231,000
Repayment shareholder loan	-	(5,000)	(56,000)
Proceeds from issuance of common stock	87,000	-	260,885
Proceeds from subscriptions receivable	-	-	-
Net Cash provided by Financing Activities	87,000	226,000	435,885

Net Increase (Decrease) in Cash	(38,617)	33,421	430
Cash at Beginning of Period	39,047	5,626	-
Cash at End of Period	$430	$39,047	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$126	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable for mineral property	$-	$5,000	$5,000
Convertible debt issued for mineral property	$-	$50,000	$50,000
Expenses Paid on Company's Behalf by Related Parties	$-	$-	$357,956
Proceeds from Private Placement (paid to related parties)	$-	$-	$40,000
Shares payable for mineral property	$-	$5,250	$5,250
Shares issued for subscription receivable	$-	$24,000	$24,000

Shares issued for conversion of debt	$30,850	$65,200	$65,200

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Secure Luggage Solutions, Inc. ( the "Company") was organized under the laws of the State of Delaware on December 4, 2008. The Company is a development stage enterprise in the business of luggage wrap. Luggage wrap is a plastic covering that is applied by machine to checked baggage in a retail kiosk with the passenger present. The Company however, has not been able to enter into any license agreement with any airport that would allow it to offer its luggage wrap product on airport premises.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2011 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through December 31, 2011 of $1,068,840.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable.

In Management's opinion all adjustments necessary for a fair statement of the results for the interim periods have been made. All adjustments are normal and recurring.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Fair value of financial instruments

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

Stock-based compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Recently Issued Accounting Principles

The following accounting standards were issued as of December 26, 2011: ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – IMPAIRMENT-LICENSE USE RIGHT

In 2011 the Company entered into an agreement to purchase licensing rights for their secure wrapping. The Company paid $30,000 in cash and issued 1,175,000 shares valued at .20 cents for a total amount of $265,000. The Company amortized this cost on a straight line basis over 10 years. At December 31, 2011 the Company impaired the balance remaining on the licensing rights of $242,917.

NOTE 5 – EQUITY

On April 11, 2011 the Company increased it authorized shares from 25,000,000 to 100,00,000 with a par value of $.0.001 and the creation of 20,000,000 shares of preferred stock with the same par. The effective date was April 4, 2011 which has been retrospectively applied to the financial statements presented.

During 2011 the Company issued 3,200,000 shares of common stock. Of this amount, 390,000 shares were issued for services valued at .20 or $78,000. 435,000 shares were issued for cash of $87,000. 1,175,000 shares were issued for the licensing agreement, later impaired of $235,000 and 1,200,000 shares for subscriptions previously entered into of $240,000.

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2011 the Company incurred charges and expenses paid by officers in the amount of $150,080. At the year end the officers agreed to forgive the balance owed which was cumulative equaling $201 628. This amount was charged to additional paid in capital as debt forgiveness

NOTE 7 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 7 – INCOME TAX (continued)

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Deferred Tax Assets – Non-current:

NOL Carryover	$269,677	$125,669
Payroll Accrual	-	-
Less valuation allowance	(269,677)	(125,669)
Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book Income	$(699,925)	$(217,859)
Meals and Entertainment	-	-
Stock for Services	78,000
Other	477,917	143,859
Valuation allowance	144,008	74,000
	$-	$-

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 7 – INCOME TAX (continued)

At December 31, 2011, the Company had net operating loss carry forwards of approximately $269,677 that may be offset against future taxable income from the year 2011 to 2026. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there is one such events that are material to the financial statements to be disclosed:

1.	In 2014 the Company incurred a change of control and change in business direction.

