Form 10-Q
period 2012-03-31
Secure Luggage Solutions Inc.
filed 2014-10-22
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-162518

SECURE LUGGAGE SOLUTIONS INC.
(Name of small business issuer in its charter)

Delaware	68-0677444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2375 East Camelback Road, 5th Floor Phoenix, Arizona 85016
(Address of principal executive offices)

(602) 387-4035
(Issuer’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2012
Common Stock, $0.001	20,677,000

SECURE LUGGAGE SOLUTIONS INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

Forward-Looking Information

This Quarterly Report of Secure Luggage Solutions Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
Assets:
Current assets
Cash	$430	$430
Total current assets	430	430
Prepayment	-	-
Total Assets	$430	$430

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$88,028	$88,028
Due to Related Parties	2,839	-

Total current liabilities	90,867	88,028

Total liabilities	90,867	88,028

STOCKHOLDERS' DEFICIT

Common Stock, authorized 100,000,000 par value $0.001 issued 20,677,000 respectively	20,677	20,677
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	-
Stock subscription receivable	-	-
Additional paid-in capital	960,565	960,565
Deficit Accumulated During the Development Stage	(1,071,679)	(1,068,840)
Total Stockholders' Deficit	(90,437)	(87,598)

Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From inception
			(December 4,
	Quarter Ended		2008) to
	March 31,	March 31,	March 31,
	2012	2011	2012
Revenues	$-	$-	$-
Cost of Services	-	-	-
Gross Margin	-	-	-

Operating Expenses:
Professional Fees	460	98,053	711,215
General and Administrative Expenses	2,379	19,296	116,402

Total Operating Expenses	2,839	117,349	827,617

Operating Loss	(2,839)	(117,349)	(827,617)

Other (Income) Expenses
Interest Expense	-	-	1,145
Impairment	-	-	242,917

Total Other Expenses	-	-	244,062

Net Loss Before Income Taxes	(2,839)	(117,349)	(1,071,679)

Income Tax	-	-	-

Net Loss	$(2,839)	$(117,349)	$(1,071,679)

Loss per Share, Basic & Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	20,677,000	18,566,667

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			(December 4
			2008)
	THREE MONTHS ENDED		through
	March 31,	March 31,	March 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,839)	$(117,349)	$(1,071,679)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	-	18,000	108,000
Interest	-	-	729
Depreciation and Amortization	-	2,208	22,083
Impairment	-	-	242,917
Forgiveness of Shareholder loan	-	-	201,628

Change in Operating Assets and Liabilities:
Prepaid Costs	-	(4,178)	-
Accounts Payable	-	(6,840)	88,028
Due to Related Parties	2,839	4,303	2,839
Increase (decrease) in accounts payable- related party	-	-	-
Increase (decrease) in debt	-	-	-
Net cash used in Operating Activities	-	(103,856)	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	-	(30,000)
Net Cash used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-	87,000	231,000
Repayment shareholder loan	-	-	(56,000)
Proceeds from issuance of common stock	-		260,885
Proceeds from subscriptions receivable	-
Net Cash provided by Financing Activities	-	87,000	435,885

Net Increase (Decrease) in Cash	-	(16,856)	430
Cash at Beginning of Period	430	39,047	-
Cash at End of Period	$430	$22,191	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

 The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through March 31, 2012 of $1,071,679.

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

March 31, 2012

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

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2011 the Company incurred charges and expenses paid by officers in the amount of $150,080. At the year end the officers agreed to forgive the balance owed which was cumulative equaling $201 628. This amount was charged to additional paid in capital as debt forgiveness

During the first quarter of 2012 officers advanced the company $2,839 for expenses of the Company.

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

March 31, 2012

NOTE 7 – INCOME TAX (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Secure Luggage Solutions Inc. (the "Company", "we", "us", or "our") was incorporated in the State of Delaware on December 4, 2008. We are a development stage company in the business of luggage wrap. Luggage wrap is a product that is applied to checked luggage in a retail kiosk with the passenger present. Our product is a plastic covering applied by a machine. We intend to offer our luggage wrap product at pre check-in areas of airports to passengers that choose to utilize luggage wrap. As of the date of this filing, we have not entered into any license agreements with airports that would allow us to offer our luggage wrap product at pre check-in areas of airports. We continue to actively promote our luggage wrap services to carriers, airport management and other parties operating within the Vancouver International Airport, which is our initial marketing target we have identified to begin our operations

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have not generated any revenue. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

SUMMARY COMPARISON OF OPERATING RESULTS

	Three Month Period ended March 31,
	2012	2011
Revenues, net	$-0-	$-0-
Operating Expenses	2,839	117,349
Loss from Operations	(2,839)	(117,349)

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011

During the three month periods ended March 31, 2012 and March 31, 2011, we did not generate any revenue. During the three month period ended March 31, 2012, we incurred operating expenses of $2,839 compared to $117,349 incurred during the three month period ended March 31, 2011, a decrease of $114,510. Operating expenses generally consisted of: (i) professional fees of $460 (2011: $98,053); and (ii) general and administrative of $2,379 (2011: $19,296). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the three month period ended March 31, 2012 was ($2,839) compared to a net loss of ($117,349) during the three month period ended March 31, 2011, a decrease of $114,510 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2012

As of March 31, 2012, our current assets were $430 and our current liabilities were $90,867, which resulted in a working capital deficit of $90,437. As of March 31, 2012, current assets were comprised of $430 in cash and our current liabilities were comprised of 88,028 in accounts payable and accrued expense and $2,839 due to related parties.

There was no decrease or increase in total assets during the three month period ended March 31, 2012 from fiscal year ended December 31, 2011.

The slight increase in our liabilities during the three month period ended March 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in amounts due to related parties.

Cash Flows from Operating Activities

For the three month period ended March 31, 2012, net cash flows used by operating activities was $-0- compared to $103,856 for the three month period ended March 31, 2011. During the three month ended March 31, 2012, net cash flows used in operating activities consisted primarily of a net loss of $2,839 (2011: $117,349), which was changed by an increase of $2,839 in accounts payable -related party.

During the three month ended March 31, 2011, net cash flows used in operating activities consisted primarily of a net loss of $117,349, which was partially offset by $18,000 in shares to be issued for services and $2,208 in depreciation and amortization. Net Cash flows was further changed by: (i) a decrease of $4,178 in prepaid costs; (ii) a crease of $6,840 in accounts payable; and (iii) an increase of $4,303 in accounts payable - related party.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2012 and March 31, 2011, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three month period ended March 31, 2012, net cash flows from financing activities was $-0- compared to net cash flows from financing activities of $87,000 for the three month period ended March 31, 2011 pertaining to share subscriptions received.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 and December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed in the footnotes to our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2012.

ITEM 4. MINE SATEFY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

(b)	Exhibits required by Item 601.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

 ________________

 * Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE LUGGAGE SOLUTIONS, INC.

October 21, 2014	By:	/s/ Don Bauer
Don Bauer
	Its:	CEO (Principal Executive Officer)

October 21, 2014	By:	/s/ Don Bauer
Don Bauer
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

