Form 10-Q
period 2012-09-30
Secure Luggage Solutions Inc.
filed 2014-10-22
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2012
Common Stock, $0.001	20,677,000

SECURE LUGGAGE SOLUTIONS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

ITEM 1. FINANCIAL STATEMENTS

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
Assets:
Current assets
Cash	$430	$430
Total current assets	430	430
Prepayment	-	-
Total Assets	$430	$430

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$88,028	$88,028
Due to Related Parties	8,518	-

Total current liabilities	96,546	88,028

Total liabilities	96,546	88,028

STOCKHOLDERS' DEFICIT

Common Stock, authorized 100,000,000 par value $0.001 issued 20,677,000 respectively	20,677	20,677
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	-
Stock subscription receivable	-	-
Additional paid-in capital	960,565	960,565
Deficit Accumulated During the Development Stage	(1,077,358)	(1,068,840)
Total Stockholders' Deficit	(96,116)	(87,598)

Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					From inception
					(December 4,
	For the Three Months Ended		For the Nine Months Ended		2008) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$-	$-	$-	$-	$-
Cost of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Professional Fees	459	113,867	1,379	314,196	712,134
General and Administrative Expenses	2,380	21,952	7,139	58,198	121,142

Total Operating Expenses	2,839	135,819	8,518	373,114	833,276

Operating Loss	(2,839)	135,819	(8,518)	(373,114)	(833,276)

Other (Income) Expenses
Interest Expense	-	-	-	-	1,145
Impairment	-	-	-	-	242,917
Foreign	-	-	-	2,223	-

Total Other Expenses	-	-	-	-	244,062

Net Loss Before Income Taxes	(2,839)	(135,819)	(8,518)	(370,891)	(1,077,338)

Income Tax	-	-	-	-	-

Net Loss	$(2,839)	$(135,819)	$(8,518)	$(370,891)	$(1,077,338)

Loss per Share, Basic & Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	20,677,000	20,647,000	20,677,000	19,429,444

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			(December 4
			2008)
	NINE MONTHS ENDED		through
	September 30,	September 30,	September 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(8,518)	$(370,891)	$(1,077,358)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	-	54,000	108,000
Interest		-	729
Depreciation and Amortization	-	15,458	22,083
Impairment	-	-	242,917
Forgiveness of Shareholder loan	-	-	201,628
Prepayment	-	30,000
Change in Operating Assets and Liabilities:
Prepaid Costs	-	(17,000)
Accounts Payable	-	53,235	88,028
Due to Related Parties	8,518	139,581	8,518
Increase (decrease) in accounts payable- related party	-	-
Increase (decrease) in debt	-	-
Net cash used in Operating Activities	-	(95,617)	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets		(30,000)	(30,000)
Net Cash used in Investing Activities	-	(30,000)	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-		231,000
Repayment shareholder loan	-	-	(56,000)
Proceeds from issuance of common stock	-	87,000	260,885
Proceeds from subscriptions receivable	-
Net Cash provided by Financing Activities	-	87,000	435,885

Net Increase (Decrease) in Cash	-	(38,617)	430
Cash at Beginning of Period	430	39,047	-
Cash at End of Period	$430	$430	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through September 30, 2012 of $1,077,358.

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

SECURE LUGGAGE SOLUTIONS, INC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

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

SECURE LUGGAGE SOLUTIONS, INC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

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

SECURE LUGGAGE SOLUTIONS, INC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2011 the Company incurred charges and expenses paid by officers in the amount of $150,080. At the year end the officers agreed to forgive the balance owed which was cumulative equaling $201 628. This amount was charged to additional paid in capital as debt forgiveness

During the nine months of 2012 officers advanced the company $8,518 for expenses of the Company.

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

SECURE LUGGAGE SOLUTIONS, INC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

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

SUMMARY COMPARISON OF OPERATING RESULTS

	Nine Month Period ended September 30,
	2012	2011
Revenues, net	$-0-	$-0-
Operating Expenses	8,518	373,114
Loss from Operations	(8,518)	(370,891)

Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

During the nine month periods ended September 30, 2012 and September 30, 2011, we did not generate any revenue. During the nine month period ended September 30, 2012, we incurred operating expenses of $8,518 compared to $373,114 incurred during the nine month period ended September 30, 2011, a decrease of $364,596. Operating expenses generally consisted of: (i) professional fees of $1,379 (2011: $314,196); and (ii) general and administrative of $7,139 (2011: $58,198). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During the nine month period ended September 30, 2012, we incurred other (income) expense of $-0- compared to $2,223 in income recognized during the nine month period ended September 30, 2011.

Our net loss for the nine month period ended September 30, 2012 was ($8,518) compared to a net loss of ($370,891) during the nine month period ended September 30, 2011, a decrease of $363,373 due to the factors discussed above.

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

During the three month periods ended September 30, 2012 and September 30, 2011, we did not generate any revenue. During the three month period ended September 30, 2012, we incurred operating expenses of $2,839 compared to $135,819 incurred during the three month period ended September 30, 2011, a decrease of $132,980. Operating expenses generally consisted of: (i) professional fees of $459 (2011: $113,867); and (ii) general and administrative of $2,380 (2011: $21,952). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the three month period ended September 30, 2012 was ($2,839) compared to a net loss of ($135,819) during the three month period ended September 30, 2011, a decrease of $135,819 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2012

As of September 30, 2012, our current assets were $430 and our current liabilities were $96,546, which resulted in a working capital deficit of $96,116. As of September 30, 2012, current assets were comprised of $430 in cash and our current liabilities were comprised of $88,028 in accounts payable and accrued expense and $8,518 due to related parties.

There was no decrease or increase in total assets during the nine month period ended September 30, 2012 from fiscal year ended December 31, 2011.

The slight increase in our liabilities during the nine month period ended September 30, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in amounts due to related parties.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2012, net cash flows used by operating activities was $-0- compared to $95,617 for the nine month period ended September 30, 2011. During the nine month ended September 30, 2012, net cash flows used in operating activities consisted primarily of a net loss of $8,518 (2011: $95,617), which was changed by an increase of $8,518 in accounts payable -related party.

During the nine month ended September 30, 2011, net cash flows used in operating activities consisted primarily of a net loss of $370,891, which was partially adjusted by $54,000 in shares to be issued for services, $15,458 in depreciation and amortization and $30,000 in prepayment. Net cash flows was further changed by: (i) a decrease of $17,000 in prepaid costs; (ii) an increase of $53,235 in accounts payable; and (iii) an increase of $139,581 in accounts payable - related party.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2012, net cash flows used in investing activities was $-0- compared to net cash flows used in investing activities during September 30, 2011 of $30,000 consisting of purchase of assets.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2012, net cash flows from financing activities was $-0- compared to net cash flows from financing activities of $87,000 for the nine month period ended September 30, 2011 consisting of $87,000 in proceeds from issuance of common stock.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine months ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2012.

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

