Form 10-K
period 2012-12-31
Secure Luggage Solutions Inc.
filed 2014-10-22
CIK 1472277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _______ to _______

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2011 was $-0-

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 20,707,000 shares of common stock are outstanding as of December 31, 2012.

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

We began operations in December 2008. We incurred a net loss of $17,357 and $699,225 for the fiscal years ended December 31, 2012 and 2011. We incurred an accumulated net loss of $1,086,197 since inception.

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

As of December 31, 2012, we had cash reserves of $430. We estimate that such cash reserves are not sufficient to fund our daily operations. To fund our daily operations we must raise additional capital. No assurance can be given that we will receive additional funds required to fund our daily operations. In addition, in the absence of the receipt of additional funding, we may be required to scale back our operations. Currently, we have enough cash to satisfy those obligations that we can’t accrue or defer, and we will require approximately $2,100,000 to operate our business during the next 12 months.

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

We are authorized to issue up to 100,000,000 shares of common stock and 20,000,000 preferred shares. At present, there are 20,707,000 shares of our common stock issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. We anticipate that we will be required to raise additional capital to finance our operations, and that capital may be raised by the sale of additional shares of our common stock. Consequently, upon the sale of additional shares of our common stock, our stockholders will experience dilution in the ownership of our common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board under the symbol "SCLG" on December 28, 2010 and commenced trading on approximately June 2011. The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

OTC Bulletin Board (1) (2)

FISCAL YEAR ENDED DECEMBER 31, 2012:	High	Low
Fourth Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Second Quarter	$0.50	$0.50
First Quarter	$0.50	$0.50

FISCAL YEAR ENDED DECEMBER 31, 2011:	High		Low
Fourth Quarter		$0.50		$0.50
Third Quarter		$0.50		$0.50
Second Quarter		$0.50		$0.50
First Quarter	$	n/a	$	n/a

____________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of December 31, 2012, there were approximately 68 holders of record of our common stock, not including holders who hold their shares in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

Sales of Equity Securities have been conducted and shares of our Company’s stock have been issued during fiscal year ended December 31,2012.

During fiscal year ended December 31, 2012, we issued 30,000 shares of our restricted common stock as compensation for services rendered at a per share price of $0.20. The shares were issued to one non-U.S. resident. We issued the shares to the non-U.S. resident in reliance on Regulation S of the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Our operating results for years ended December 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Change Between Year Ended December 31, 2012 and 2011
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$7,839		$387,114		$379,275
General and administrative		$9,518		$69,194		$59,676
Impairment		$-0-		$242,917		$242,917
Net Income (Loss)		$(17,357)		$(699,225)		$(681,969)

Our financial statements report a net loss of $17,357 during fiscal year ended December 31, 2012 compared to a net loss of $699,225 during fiscal year ended December 31, 2011 (a decrease of $681,969). During fiscal years ended December 31, 2012 and December 31, 2011, we have not generate any revenues. We have not generated revenue since our inception.

During fiscal year ended December 31, 2012, we incurred operating expenses of $17,357 compared to $456,308 incurred during fiscal year ended December 31, 2011 (a decrease of $438,951). These operating expenses incurred during fiscal year ended December 31, 2012 consisted of: (i) professional fees of $7,839 (2012: $387,114); and (ii) general and administrative of $9,518 (2011: $387,114). The decrease in professional fees for fiscal year ended December 31, 2012 is due to decreased consulting fees and management fees and legal fees related to filings with SEC. The decrease in our general and administrative expense for fiscal year ended December 31, 2012 is due to decreased scale and scope our business operations.

During fiscal year ended December 31, 2012, we incurred other expense of impairment of $-0- (2011: $242,917).

Thus, we realized a net loss of ($17,357) or ($0.00) for fiscal year ended December 31, 2012 compared to a net loss of ($699,225) or ($0.03) for fiscal year ended December 31, 2011. The weighted average number of shares outstanding was 20,707,000 for fiscal year ended December 31, 2012 compared to 20,150,506 for fiscal year ended December 31, 2011.

LIQUIDITY AND FINANCIAL CONDITION

Fiscal Year Ended December 31, 2012

As of December 31, 2012, our current assets were $430 and our current liabilities were $88,028, which resulted in a working capital deficit of $87,598. As of December 31, 2012, current assets were comprised of $430 in cash. As of December 31, 2012, current liabilities were comprised of $88,028 in accounts payable and accrued expenses.

As of December 31, 2012, our total assets were $430 comprised of current assets. There was no change in total assets during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011.

As of December 31, 2012, our total liabilities were $88,028 comprised of current liabilities. There was no change in total liabilities during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011.

Stockholders’ equity (deficit) remained at ($87,598) for both fiscal years ended December 31, 2012 and December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2012, net cash flows used in operating activities was $-0- compared to $125,617 for fiscal year ended December 31, 2011. Net cash flows used in operating activities consisted primarily of a net loss of $17,357 (2011: $699,225), which was partially adjusted by: (i) $6,000 (2012: $78,000) in shares to be issued for services; (ii) $-0- (2011: $22,083) in depreciation and amortization; and (iv) $11,357 (2011: $201,628) in forgiveness of shareholder loan.

Net cash flows used in operating activities during fiscal year ended December 31, 2011 was further changed by: (i) increase of $3,750 (2012: $-0-) in prepaid costs; (ii) an increase of $76,778 (2012: $-0-0) in accounts payable; and (iii) a decrease of $51,548 (2012: $-0-).

Cash Flows from Investing Activities

For fiscal years ended December 31, 2012 and December 31, 2011, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2012, net cash flows provided from financing activities was $-0- compared to $87,000 for fiscal year ended December 31, 2011. Cash flows from financing activities for the fiscal year ended December 31, 2011 consisted of $87,000 in proceeds from issuance of common stock.

Going Concern

If we cannot obtain financing to fund our operations in 2013, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph December 31, 2012, in their reports on the accompanying financial statements for December 31, 2012 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information set forth below with respect to our statements of operations for the twelve month periods ended December 31, 2012 and 2011 is audited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the year period ended December 31, 2012 are not necessarily indicative of results to be expected for any subsequent period.

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

In connection with our appointment of Johnson as our principal registered accounting firm at this time, we have not consulted Johnson on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (December 31, 2012 and 2011) and subsequent interim period through the date of engagement.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Delaware General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did exceed $100,000 for the respective fiscal year:

The following table shows the compensation paid to our principal executive officers for the past two fiscal years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Donald G. Bauer	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Stock Option Plan

Currently, we do not have a stock option plan in favour of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2012.

Option Exercises

During our fiscal year ended December 31, 2012 there were no options exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2012, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2012.

Compensation Committee Report

None.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by each person or group known by us to own beneficially 5% or more of our voting stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 20,707,000 shares of common stock outstanding as of December 31, 2012.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Donald G. Bauer Edmonton, Alberta	Common	15,685,000	75.96%
Directors and Officers as a group (1 person)	Common	15,685,000	75.96%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2012. As of December 31, 2012, there were 20,707,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

	2012	2011

Audit fees	$8,000	$4,000

Audit-related fees	-	-

Tax fees	-	-

All other fees	$-	$-

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
President, Chief Executive Officer and Director
(Principal Executive Officer, Chief Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Secure Luggage Solutions, Inc..

We have audited the accompanying  consolidated balance sheets of Secure Luggage Solutions, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011and the  results of its operations and its cash flows for the years ended December 31, 2012 and 2011,, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Terry L. Johnson, CPA

Casselberry, Florida

October 13, 2014

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets:
Current assets
Cash	$430	$430
Total current assets	430	430
Prepayment	-	-
Total Assets	$430	$430

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$88,028	$88,028
Due to Related Parties	-	-

Total current liabilities	88,028	88,028

Total liabilities	88,028	88,028

STOCKHOLDERS' DEFICIT
Common Stock, authorized 100,000,000 par value $0.001 issued 20,707,000 and 20,677,000 respectively	20,707	20,677
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	-
Stock subscription receivable	-	-
Additional paid-in capital	977,892	960,565
Deficit Accumulated During the Development Stage	(1,086,197)	(1,068,840)
Total Stockholders' Deficit	(87,598)	(87,598)

Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From inception
			(December 4,
	Years Ended		2008) to
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$-	$-	$-
Cost of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Professional Fees	7,839	387,114	718,594
General and Administrative Expenses	9,518	69,194	123,541

Total Operating Expenses	17,357	456,308	842,135

Operating Loss	(17,357)	(456,308)	(842,135)

Other (Income) Expenses:
Interest Expense	-	-	1,145
Impairment	-	242,917	242,917

Total Other Expenses	-	242,917	244,062

Net Loss Before Income Taxes	(17,357)	(699,225)	(1,086,197)

Income Tax	-	-	-

Net Loss	$(17,357)	$(699,225)	$(1,086,197)

Loss per Share, Basic & Diluted	$(0.00)	$(0.03)

Weighted Average Shares Outstanding	20,707,000	20,150,506

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From Inception December 4, 2008 to December 31, 2011

	Common Stock		Additional Paid-in	Subscriptions Payable		Common Stock	Accumulated Deficit During Exploration	Total Stockholders'
	Issued	Amount	Capital	Issuable	Amount	Receivable	Stage	Deficit

Balance at inception December 4, 2008	-	$-	$-	-	-	-	$-	$-
Shares issued to founder's	1,000,000	1,000						1,000
Net (loss) for period from inception to 31-Dec-08	-	-	-	-	-	-	(2,082)	(2,082)

Balance December 31, 2008	1,000,000	1,000		-	-	-	(2,082)	(1,082)

Shares issued for services @ .001 per share	7,500,000	7,500		-	-	-	-	7,500
Shares issued for cash - .001 per share	7,185,000	7,185		-	-	-	-	7,185
Shares issued for cash-.10 per share	1,667,000	1,667	165,033	-56,000				110,700
Shares issued for services @.10	125,000	125	12,375					12,500
Net (loss) for the year ended 31-Dec-09	-	-	-	-	-	-	(149,674)	(149,674)

Balance December 31, 2009	17,477,000	17,477	177,408	(56,000.00)	-	-	(151,756)	(12,871)

Shares to be issued					9,000			9,000
Share subscription received inputed interest			729					729
Net (loss) for the year ended 31-Dec-10	-	-	-	-	-	-	(217,859)	(217,859)

Balance December 31, 2010	17,477,000	17,477	178,137	(56,000)	9,000	231,000.00	(369,615)	9,999

Shares issued for services 2/28/11 for .20 per share	120,000	120	23,880.00			-	-	24,000.00
Shares issued for subscriptions	1,155,000	1,155	229,845			-231,000
Shares issued for license	1,175,000	1,175	233,825					235,000
Shares issued for subscription	45,000.00	45.00	8,955.00	-	(9,000.00)	-
Reclass			(56,000)	56,000.00	-	-
Shares issued for cash	235,000	235	46,765					47,000
Shares issued for cash	200,000	200	39,800	-	-	-	-	40,000
Shares issued for services	240,000	240	47,760					48,000
Shares issued for services	30,000	30	5,970					6,000
Forgiveness of related party debt	-	-	201,628					201,628
Net loss for the year							-699,225	-699,225

BALANCE DECEMBER 31, 2011	20,677,000.00	20,677.00	960,565	-	-	-	(1,068,840.00)	(87,598)

Shares issued for services	30,000	30	5,970					6,000
Forgiveness of related party debt			11,357					11,357
Loss for the year							-17,357	-17,357

BALANCE DECEMBER 31, 2012	20,707,000.00	20,707.00	977,892				(1,086,197.00)	(87,598)

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			(December 4, 2008)
	Twelve months ended		through
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(17,357)	$(699,225)	$(1,068,840)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	6,000	78,000	108,000
Interest	-	-	729
Depreciation and Amortization	-	22,083	22,083
Impairment	-	242,917	242,917
Forgiveness of Shareholder loan	11,357	201,628	201,628
	-	-	-
Change in Operating Assets and Liabilities:
Prepaid Costs	-	3,750	-
Accounts Payable	-	76,778	88,028
Due to Related Parties	-	(51,548)	-
Increase (decrease) in accounts payable- related party	-	-	-
Increase (decrease) in debt	-	-	-
Net cash used in Operating Activities	-	(125,617)	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	-	(30,000)
Net Cash used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-	-	231,000
Repayment shareholder loan	-	-	(56,000)
Proceeds from issuance of common stock	-	87,000	260,885
Proceeds from subscriptions receivable	-	-	-
Net Cash provided by Financing Activities	-	87,000	435,885

Net Increase (Decrease) in Cash	-	(38,617)	430
Cash at Beginning of Period	430	39,047	-
Cash at End of Period	$430	$430	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2012 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through December 31, 2012 of $1,086,197.

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

December 31, 2012

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

December 31, 2012

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

NOTE 4 – IMPAIRMENT – LICENSE USE RIGHT

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

In 2012 the Company issued 30,000 shares at market for an expense of $6,000.

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2011 the Company incurred charges and expenses paid by officers in the amount of $150,080. At the year end the officers agreed to forgive the balance owed which was cumulative equaling $201,628. This amount was charged to additional paid in capital as debt forgiveness

In 2012 the officers paid for expenses of the company of $11,357. This amount was later forgiven and charged to paid in capital.

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

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

NOTE 7 – INCOME TAX (continued)

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Deferred Tax Assets – Non-current:
NOL Carryover	$281,034	$269,677
Payroll Accrual	-	-
Less valuation allowance	(281,034)	(269,677)
Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book Income	$(17,357)	$(699,925)
Meals and Entertainment	-	-
Stock for Services	6,000	78,000
Other		477,917
Valuation allowance	11,357	144,008
	$-	$-

SECURE LUGGAGE SOLUTIONS, INC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

NOTE 7 – INCOME TAX (continued)

At December 31, 2012, the Company had net operating loss carry forwards of approximately $281,034 that may be offset against future taxable income from the year 2012 to 2027. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

