Form 10-Q
period 2013-03-31
Secure Luggage Solutions Inc.
filed 2014-10-22
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2013
Common Stock, $0.001	20,707,000

SECURE LUGGAGE SOLUTIONS INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

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

ITEM 1. FINANCIAL STATEMENTS

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2013	December 31, 2012
Assets:
Current assets
Cash	$430	$430
Total current assets	430	430
Prepayment	-
Total Assets	$430	$430

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$88,028	$88,028
Due to Related Parties	2,337	-

Total current liabilities	90,365	88,028

Total liabilities	90,365	88,028

STOCKHOLDERS' DEFICIT

Common Stock, authorized 100,000,000 par value $0.001 issued 20,707,000 and 20,677,000 respectively	20,707	20,677
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	-
Stock subscription receivable	-	-
Additional paid-in capital	977,892	977,892
Deficit Accumulated During the Development Stage	(1,088,534)	(1,086,197)
Total Stockholders' Deficit	(89,935)	(87,598)

Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From inception
			(December 4,
	Qaurter Ended		2008) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$-	$-	$-
Cost of Services	-	-	-
Gross Margin	-	-	-

Operating Expenses:
Professional Fees	460	460	719,054
General and Administrative Expenses	1,877	2,379	125,418

Total Operating Expenses	2,337	2,839	844,472

Operating Loss	(2,337)	(2,839)	(844,472)

Other (Income) Expenses
Interest Expense			1,145
Impairment			242,917

Total Other Expenses	-		244,062

Net Loss Before Income Taxes	(2,337)	(2,839)	(1,088,534)

Income Tax	-	-	-

Net Loss	$(2,337)	$(2,839)	$(1,088,534)

Loss per Share, Basic & Diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding	20,707,000	20,677,000

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			(December 4
			2008)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,337)	$(2,839)	$(1,088,534)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	-	-	114,000
Interest	-	-	729
Depreciation and Amortization	-	-	22,083
Impairment	-	-	242,917
Forgiveness of Shareholder loan	-	-	212,985

Change in Operating Assets and Liabilities:
Prepaid Costs	-	-	-
Accounts Payable	-	-	88,028
Due to Related Parties	2,337	2,839	2,337
Increase (decrease) in accounts payable- related party	-	-	-
Increase (decrease) in debt	-	-	-
Net cash used in Operating Activities	-	-	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	-	(30,000)
Net Cash used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-	-	231,000
Repayment shareholder loan	-	-	(56,000)
Proceeds from issuance of common stock	-	-	260,885
Proceeds from subscriptions receivable	-	-	-
Net Cash provided by Financing Activities	-	-	435,885

Net Increase (Decrease) in Cash	-	-	430
Cash at Beginning of Period	430	430	-
Cash at End of Period	$430	$430	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE LUGGAGE SOLUTIONS, INC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2013 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through March 31, 2013 of $1,088,534.

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

March 31, 2013

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

March 31, 2013

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

March 31, 2013

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

In 2013 officers advanced $2,337 for expenses.

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

At December 31, 2012, the Company had net operating loss carry forwards of approximately $281,034 that may be offset against future taxable income from the year 2012 to 2027 No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

SUMMARY COMPARISON OF OPERATING RESULTS

	Three Month Period ended March 31,
	2013	2012
Revenues, net	$-0-	$-0-
Operating Expenses	2,337	2,839
Loss from Operations	(2,337)	(2,839)

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

During the three month periods ended March 31, 2013 and March 31, 2012, we did not generate any revenue. During the three month period ended March 31, 2012, we incurred operating expenses of $2,337 compared to $2,839 incurred during the three month period ended March 31, 2012, a decrease of $502. Operating expenses generally consisted of: (i) professional fees of $460 (2012: $460); and (ii) general and administrative of $1,877 (2012: $2,379). The slight decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the three month period ended March 31, 2013 was ($2,337) compared to a net loss of ($2,839) during the three month period ended March 31, 2011, a decrease of $502 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2013

As of March 31, 2013, our current assets were $430 and our current liabilities were $90,365, which resulted in a working capital deficit of $89,935 As of March 31, 2013, current assets were comprised of $430 in cash and our current liabilities were comprised of $88,028 in accounts payable and accrued expense and $2,337 due to related parties.

There was no decrease or increase in total assets during the three month period ended March 31, 2013 from fiscal year ended December 31, 2012.

The slight increase in our liabilities during the three month period ended March 31, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in amounts due to related parties.

Cash Flows from Operating Activities

For the three month periods ended March 31, 2013 and March 31, 2012, net cash flows used by operating activities was $-0-. During the three month ended March 31, 2013, net cash flows used in operating activities consisted primarily of a net loss of $2,337 (2012: $2,839), which was changed by an increase of $2,337 (2012: $2,839) in accounts payable -related party.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2013 and March 31, 2012, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the three month periods ended March 31, 2013 and March 31, 2012, net cash flows from financing activities was $-0-.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three months ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2013.

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

