Form 10-Q
period 2013-09-30
Secure Luggage Solutions Inc.
filed 2014-10-22
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2013
Common Stock, $0.001	20,707,000

SECURE LUGGAGE SOLUTIONS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

ITEM 1. FINANCIAL STATEMENTS

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
Assets:
Current assets
Cash	$430	$430
Total current assets	430	430
Prepayment	-	-
Total Assets	$430	$430

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$88,028	$88,028
Due to Related Parties	7,010	-

Total current liabilities	95,038	88,028

Total liabilities	95,038	88,028

STOCKHOLDERS' DEFICIT

Common Stock, authorized 100,000,000 par value $0.001 issued 20,707,000 respectively	20,707	20,707
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	-
Stock subscription receivable	-	-
Additional paid-in capital	977,892	977,892
Deficit Accumulated During the Development Stage	(1,093,207)	(1,086,197)
Total Stockholders' Deficit	(94,608)	(87,598)

Total Liabilities and Stockholders' Deficit	$430	$430

 The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					From inception
					(December 4,
	For the Three Months Ended		For the Nine Months Ended		2008) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
Cost of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Professional Fees	460	459	1,379	1,379	719,973
General and Administrative Expenses	1,877	2,380	5,631	7,139	129,172

Total Operating Expenses	2,337	2,839	7,010	8,518	849,145

Operating Loss	(2,337)	(2,839)	(7,010)	(8,518)	(849,145)

Other (Income) Expenses
Interest Expense	-	-	-	-	1,145
Impairment	-	-	-	-	242,917
Foreign	-	-	-	-	-

Total Other Expenses	-	-	-	-	244,062

Net Loss Before Income Taxes	(2,337)	(2,839)	(7,010)	(8,518)	(1,093,207)

Income Tax	-	-	-	-	-

Net Loss	$(2,337)	$(2,839)	$(7,010)	$(8,518)	$(1,093,207)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	20,677,000	20,677,000	20,677,000	20,677,000

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			(December 4
			2008)
	NINE MONTHS ENDED		through
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,010)	$(8,518)	$(1,093,207)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	-	-	114,000
Interest	-	-	729
Depreciation and Amortization	-	-	22,083
Impairment	-	-	242,917
Forgiveness of Shareholder loan	-	-	212,985
Prepayment	-	-	-
Change in Operating Assets and Liabilities:
Prepaid Costs	-	-	-
Accounts Payable	-	-	88,028
Due to Related Parties	7,010	8,518	7,010
Increase (decrease) in accounts payable- related party	-	-	-
Increase (decrease) in debt	-	-	-
Net cash used in Operating Activities	-	-	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	-	(30,000)
Net Cash used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-	-	231,000
Repayment shareholder loan	-	-	(56,000)
Proceeds from issuance of common stock	-	-	260,885
Proceeds from subscriptions receivable	-	-	-
Net Cash provided by Financing Activities	-	-	435,885

Net Increase (Decrease) in Cash	-	-	430
Cash at Beginning of Period	430	430	-
Cash at End of Period	$430	$430	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

 The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2013 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through September 30, 2013 of $1,093,207.

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

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

In 2013 officers advanced $7,010 for expenses.

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

September 30, 2013

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

SUMMARY COMPARISON OF OPERATING RESULTS
	Nine Month Period ended September 30,
	2013	2012
Revenues, net	$-0-	$-0-
Operating Expenses	7,010	8,518
Loss from Operations	(7,010)	(8,518)

Nine Month Period Ended September 30, 2013 Compared to Nine Month Period Ended September 30, 2012

During the nine month periods ended September 30, 2013 and September 30, 2012, we did not generate any revenue. During the nine month period ended September 30, 2013, we incurred operating expenses of $7,010 compared to $8,518 incurred during the nine month period ended September 30, 2012, a decrease of $1,508. Operating expenses generally consisted of: (i) professional fees of $1,379 (2012: $1,379); and (ii) general and administrative of $5,631 (2012: $7,139). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the nine month period ended September 30, 2013 was ($7,010) compared to a net loss of ($8,518) during the nine month period ended September 30, 2012, a decrease of $1,508 due to the factors discussed above.

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012

During the three month periods ended September 30, 2013 and September 30, 2012, we did not generate any revenue. During the three month period ended September 30, 2013, we incurred operating expenses of $2,337 compared to $2,839 incurred during the three month period ended September 30, 2012, a decrease of $502. Operating expenses generally consisted of: (i) professional fees of $460 (2012: $460); and (ii) general and administrative of $1,877 (2012: $2,380). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the three month period ended September 30, 2013 was ($2,337) compared to a net loss of ($2,839) during the three month period ended September 30, 2012, a decrease of $502 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2013

As of September 30, 2013, our current assets were $430 and our current liabilities were $95,038, which resulted in a working capital deficit of $94,608. As of September 30, 2013, current assets were comprised of $430 in cash and our current liabilities were comprised of $88,028 in accounts payable and accrued expense and $7,010 due to related parties.

There was no decrease or increase in total assets during the nine month period ended September 30, 2013 from fiscal year ended December 31, 2012.

The slight increase in our liabilities during the nine month period ended September 30, 2013 from fiscal year ended December 31, 2012 was primarily due to the increase in amounts due to related parties.

Cash Flows from Operating Activities

For the nine month periods ended September 30, 2013 and September 30, 2012, net cash flows used by operating activities was $-0-. During the nine month ended September 30, 2013, net cash flows used in operating activities consisted primarily of a net loss of $7,010 (2012: $8,518), which was changed by an increase of $7,010 (2012: $8,518) in accounts payable -related party.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2013 and September 30, 2012, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the nine month periods ended September 30, 2013 and September 30, 2012, net cash flows from financing activities was $-0-.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine months ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2013.

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

