Form 10-Q
period 2014-03-31
Secure Luggage Solutions Inc.
filed 2014-10-22
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2014
Common Stock, $0.001	20,707,000

SECURE LUGGAGE SOLUTIONS INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2014

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

ITEM 1. FINANCIAL STATEMENTS

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
Assets:	2014	2013
Current assets
Cash	$430	$430
Total current assets	430	430
Prepayment	-	-
Total Assets	$430	$430

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$88,028	$88,028
Due to Related Parties	2,337	-

Total current liabilities	90,365	88,028

Total liabilities	90,365	88,028

STOCKHOLDERS' DEFICIT

Common Stock, authorized 100,000,000 par value $0.001
issued 20,707,000 respectively	20,707	20,707
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	-
Stock subscription receivable	-	-
Additional paid-in capital	987,239	987,239
Deficit Accumulated During the Development Stage	(1,097,881)	(1,095,544)
Total Stockholders' Deficit	(89,935)	(87,598)

Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From inception
			(December 4,
	Quarter Ended		2008) to
	March 31,	March 31,	March 31,
	2014	2013	2014
Revenues	$-	$-	$-
Cost of Services	-	-	-
Gross Margin	-	-	-

Operating Expenses:
Professional Fees	460	460	720,893
General and Administrative Expenses	1,877	1,877	132,926

Total Operating Expenses	2,337	2,337	853,819

Operating Loss	(2,337)	(2,337)	(853,819)

Other (Income) Expenses
Interest Expense	-	-	1,145
Impairment	-	-	242,917

Total Other Expenses	-	-	244,062

Net Loss Before Income Taxes	(2,337)	(2,337)	(1,097,881)

Income Tax	-	-	-

Net Loss	$(2,337)	$(2,337)	$(1,097,881)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	20,707,000	20,707,000

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			(December 4
			2008)
	Three Months		through
	March 31,	March 31,	March 31,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,337)	$(2,337)	$(1,097,881)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	-	-	114,000
Interest	-	-	729
Depreciation and Amortization	-	-	22,083
Impairment	-	-	242,917
Forgiveness of Shareholder loan	-	-	222,332

Change in Operating Assets and Liabilities:
Prepaid Costs	-	-	-
Accounts Payable	-	-	88,028
Due to Related Parties	2,337	2,337	2,337
Increase (decrease) in accounts payable- related party	-	-	-
Increase (decrease) in debt	-	-	-
Net cash used in Operating Activities	-	-	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	-	(30,000)
Net Cash used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-	-	231,000
Repayment shareholder loan	-	-	(56,000)
Proceeds from issuance of common stock	-	-	260,885
Proceeds from subscriptions receivable	-	-	-
Net Cash provided by Financing Activities	-	-	435,885

Net Increase (Decrease) in Cash	-	-	430
Cash at Beginning of Period	430	430	-
Cash at End of Period	$430	$430	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through March 31, 2014 of $1,097,881.

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

March 31, 2014

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

March 31, 2014

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

March 31, 2014

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

At March 31, 2014 the Company was advanced $2,337 without interest payable on demand.

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

March 31, 2014

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

SUMMARY COMPARISON OF OPERATING RESULTS
	Three Month Period ended March 31
	2014	2013
Revenues, net	$-0-	$-0-
Operating Expenses	2,337	2,337
Loss from Operations	(2,337)	(2337)

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

During the three month periods ended March 31, 2014 and March 31, 2013, we did not generate any revenue. During the three month period ended March 31, 2014, we incurred operating expenses of $2,337 compared to $2,337 incurred during the three month period ended March 31, 2014 with no increase or decrease in operating expenses. Operating expenses generally consisted of: (i) professional fees of $460 (2013: $460); and (ii) general and administrative of $1,877 (2013: $1,877). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the three month periods ended March 31, 2014 and March 31, 2013 was ($2,337).

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2014

As of March 31, 2014, our current assets were $430 and our current liabilities were $90,365, which resulted in a working capital deficit of $89,935 As of March 31, 2014, current assets were comprised of $430 in cash and our current liabilities were comprised of $88,028 in accounts payable and accrued expense and $2,337 due to related parties.

There was no decrease or increase in total assets during the three month period ended March 31, 2014 from fiscal year ended December 31, 2013.

The slight increase in our liabilities during the three month period ended March 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in amounts due to related parties.

Cash Flows from Operating Activities

For the three month periods ended March 31, 2014 and March 31, 2013, net cash flows used by operating activities was $-0-. During the three month ended March 31, 2014, net cash flows used in operating activities consisted primarily of a net loss of $2,337 (2013: $2,337), which was changed by an increase of $2,337 (2013: $2,337) in accounts payable -related party.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2014 and March 31, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the three month periods ended March 31, 2014 and March 31, 2013, net cash flows from financing activities was $-0-.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three months ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2014.

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

_______________

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

