Form 10-Q
period 2014-06-30
Secure Luggage Solutions Inc.
filed 2014-10-22
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2014
Common Stock, $0.001	20,677,000

SECURE LUGGAGE SOLUTIONS INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

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

ITEM 1. FINANCIAL STATEMENTS

SECURE LUGGAGE SOLUTIONS, INC

(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
Assets:	2014	2013
Current assets
Cash	$430	$430
Total current assets	430	430
Prepayment	-
Total Assets	$430	$430

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$88,028	$88,028
Due to Related Parties

Total current liabilities	88,028	88,028

Total liabilities	88,028	88,028

STOCKHOLDERS' DEFICIT

Common Stock, authorized 100,000,000 par value $0.001
issued 20,677,000 respectively	20,707	20,707
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	-
Stock subscription receivable	-	-
Additional paid-in capital	991,903	987,239
Deficit Accumulated During the Development Stage	(1,100,208)	(1,095,544)
Total Stockholders' Deficit	(87,598)	(87,598)

Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					From inception
					(December 4,
	For the Three Months Ended		For the Six Months Ended		2008) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-
Cost of Services	-	-	-	-	-
Gross Margin	-	-	-	-	-

Operating Expenses:
Professional Fees	460	460	920	920	731,353
General and Administrative Expenses	1,867	1,877	3,744	3,754	134,793

Total Operating Expenses	2,327	2,337	4,664	4,674	866,146

Operating Loss	(2,327)	(2,337)	(4,664)	(4,674)	(866,146)

Other (Income) Expenses
Interest Expense					1,145
Impairment	-		-		242,917

Total Other Expenses	-		-		244,062

Net Loss Before Income Taxes	(2,327)	(2,337)	(4,664)	(4,674)	(1,110,208)

Income Tax	-	-	-	-	-

Net Loss	$(2,327)	$(2,337)	$(4,664)	$(4,674)	$(1,110,208)

Loss per Share, Basic & Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding	20,677,000	20,677,000	20,677,000	20,677,000

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			(December 4
			2008)
	SIX MONTHS ENDED		through
	June 30,	June 30,	June 30,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$(4,664)	$(4,674)	$(1,100,208)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	-	-	114,000
Interest		-	729
Depreciation and Amortization	-	-	22,083
Impairment	-	-	242,917
Forgiveness of Shareholder loan	4,664	-	222,322
Prepayment	-	-
Change in Operating Assets and Liabilities:
Prepaid Costs	-	-
Accounts Payable	-	-	88,028
Due to Related Parties		4,674	4,674
Increase (decrease) in accounts payable- related party	-	-
Increase (decrease) in debt	-	-
Net cash used in Operating Activities	-	-	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets		-	(30,000)
Net Cash used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-	-	231,000
Repayment shareholder loan	-	-	(56,000)
Proceeds from issuance of common stock	-	-	260,885
Proceeds from subscriptions receivable	-
Net Cash provided by Financing Activities	-	-	435,885

Net Increase (Decrease) in Cash	0	0	430
Cash at Beginning of Period	430	430	-
Cash at End of Period	$430	$430	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through June 30, 2014 of $1,100,208.

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

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

At June 30, 2014 the officers forgave $4,664 of debt.

NOTE 7– INCOME TAX

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

June 30, 2014

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are two such events that are material to the financial statements to be disclosed:

  In 2014 the Company incurred a change of control and change in business direction.
  In January 2012, the Company incurred debt of $3,000. This debt was evidenced by a convertible instrument dated August 13, 2014  converting such debt into common stock at a rate of $0.001 per share.

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

Change in Control

On August 14, 2014, our sole officer and director, Donald E. Bauer ("Bauer"), entered into that certain stock and debt purchase agreement dated August 14, 2014 (the "Stock & Debt Purchase Agreement") with World Financial Holdings Group ("World Financial"). In accordance with the terms and provisions of the Stock & Debt Purchase Agreement,  Bauer sold an aggregate 17,487,000 shares of common stock held of record  to World Financial and 1,802,000 shares of Regulation S restricted stock, representing an aggregate equity interest of 93.28% equity interest. In accordance with the terms and provisions of the Stock & Debt Purchase Agreement, the shares shall be transferred to World Financial and Bauer shall tender his resignation as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole director after the Company brings current its filings under the Securities Exchange Act of 1934, as amended, and effects the name change and reverse stock split with FINRA. The debt purchased was $3,000 debt previously incurred by us January 22, 2012 and evidenced by that certain promissory note dated August 13, 2014 (the "Promissory Note").

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Name Change Amendment/Reverse Stock Split

On August 18, 2014, the majority shareholder of the Company approved a reverse stock split of one for five hundred (1:500) of the Company's total issued and outstanding shares of common stock (the “Stock Split”) and a change in the name of the Company from "Secure Luggage Solutions Inc." to " Kun De International Holdings Inc." (the "Name Change"). Pursuant to the Company's Bylaws and the Delaware Revised Statutes, a vote by the holders of at least a majority of the Company’s outstanding votes is required to effect the Stock Split and the Name Change. The Company’s articles of incorporation does not authorize cumulative voting. As of the record date of August 18, 2014, the Company had 20,677,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 17,487,000 votes, which represents approximately 93.28% of the voting rights associated with the Company’s shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated August 18, 2014.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of the Company’s shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of the Company’s common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Company and its structure in favorable position in order to effectively negotiate with potential acquisition candidates. The Board of Directors of the Company approved the Name Change and the Stock Split and recommended the majority shareholders of the Company review and approve the Name Change and the Stock Split.

The Stock Split will be effected based upon the filing of appropriate documentation with FINRA. The Stock Split will decrease the Company's total issued and outstanding shares of common stock from approximately 20,677,000 shares to 41,354 shares of common stock. The common stock will continue to be $0.001 par value. The trading symbol of the Company will have a "D" placed on the ticker symbol for twenty business days from the effective date of the Stock Split. After twenty business days has passed from the effective date, the Company's trading symbol will change and there will be a new cusip number.

The Name Change was effected to better reflect the future business operations of the Company.

Amendment to Articles of Incorporation

On August 18, 2014, the Board of Directors of the Company and the majority shareholders of the Company approved an amendment to the articles of incorporation to change the name of the Company to "Kun De International Holdings Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Delaware on August 21, 2014 changing the name of the Company to "Kun De International Holdings Inc." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company.

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

SUMMARY COMPARISON OF OPERATING RESULTS
	Six Month Period ended June 30
	2014	2013
Revenues, net	$-0-	$-0-
Operating Expenses	4,664	4,674
Loss from Operations	(4,664)	(4,674)

Six Month Period Ended June 30, 2014 Compared to Six Month Period Ended June 30, 2013

During the six month periods ended June 30, 2014 and June 30, 2013, we did not generate any revenue. During the six month period ended June 30, 2014, we incurred operating expenses of $4,664 compared to $4,674 incurred during the six month period ended June 30, 2013, a decrease of $10. Operating expenses generally consisted of: (i) professional fees of $920 (2013: $920); and (ii) general and administrative of $3,744 (2013: $3,754). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the six month period ended June 30, 2014 was ($4,664) compared to a net loss of ($4,674) during the six month period ended June 30, 2013, a decrease of $10 due to the factors discussed above.

Three Month Period Ended June 30, 2014 Compared to Three Month Period Ended June 30, 2013

During the three month periods ended June 30, 2014 and June 30, 2013, we did not generate any revenue. During the three month period ended June 30, 2014, we incurred operating expenses of $2,327 compared to $2,337 incurred during the three month period ended June 30, 2013, a decrease of $10. Operating expenses generally consisted of: (i) professional fees of $460 (2011: $460); and (ii) general and administrative of $1,877 (2012: $1,877). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss for the three month period ended June 30, 2014 was ($2,327) compared to a net loss of ($2,337) during the three month period ended June 30, 2013, a decrease of $10 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2014

As of June 30, 2014, our current assets were $430 and our current liabilities were $88,028, which resulted in a working capital deficit of $87,598. As of June 30, 2014, current assets were comprised of $430 in cash and our current liabilities were comprised of $88,028 in accounts payable and accrued expense.

There was no decrease or increase in total assets during the six month period ended June 30, 2014 from fiscal year ended December 31, 2013.

There was no decrease or increase in total liabilities during the six month period ended June 30, 2014 from fiscal year ended December 31, 2013.

Cash Flows from Operating Activities

For the six month periods ended June 30, 2014 and June 30, 3013, net cash flows used by operating activities was $-0- . During the six month period ended June 30, 2014, net cash flows used in operating activities consisted primarily of a net loss of $4,664 (2012: $4,674), which was changed by an increase of $4,664 (2013: $4,674) in accounts payable -related party.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2014 and June 30, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the six month periods ended June 30, 2014 and June 30, 2013, net cash flows from financing activities was $-0-.

MATERIAL COMMITMENTS

On January 22, 2012, we received a loan of $3,000 from Raoul Taylor for working capital purposes. We have memoralized the loan in a convertible promissory note dated August 13, 2014 (the "Convertible Note"), which Convertible Note was acquired pursuant to the terms and provisions of the Stock & Debt Purchase Agreement. The Convertible Note is convertible into shares of our common stock at a conversion price of $0.001 per share.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six months ended June 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2014.

ITEM 4. MINE SATEFY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

(b)	Exhibits required by Item 601.

10.01	Convertible Promissory Note dated August 13, 2014 between Secure Luggage Solutions Inc. and Raoul Taylor.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

