Form 10-Q
period 2014-09-30
Secure Luggage Solutions Inc.
filed 2014-11-19
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 18, 2014
Common Stock, $0.001	20,677,000

SECURE LUGGAGE SOLUTIONS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

ITEM 1. FINANCIAL STATEMENTS

SECURE LUGGAGE SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
Assets:
Current assets
Cash	$430	$430
Total current assets	430	430
Prepayment	-	-

Total Assets	$430	$430

Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$85,028	$88,028
Convertible Note	3,000	-
Total current liabilities	88,028	88,028

Total liabilities	88,028	88,028

STOCKHOLDERS' DEFICIT
Common Stock, authorized 100,000,000 par value $0.001 issued 20,677,000 respectively	20,707	20,707
Preferred Stock authorized 20,000,000 par value $0.001 0 issued	-	-
Shares to be issued for services	-	-
Stock subscription receivable	-	-
Additional paid-in capital	991,903	987,239
Deficit Accumulated During the Development Stage	(1,100,208)	(1,095,544)
Total Stockholders' Deficit	(87,598)	(87,598)

Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From inception
					(December 4,
	For the Three Months Ended		For the Nine Months		2008) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-
Cost of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Professional Fees	-	460	920	1,379	731,353
General and Administrative Expenses	-	1,877	3,744	5,631	134,793

Total Operating Expenses	-	2,337	4,664	7,010	866,146

Operating Loss	-	(2,337)	(4,664)	(7,010)	(866,146)

Other (Income) Expenses
Interest Expense					1,145
Impairment	-		-		242,917

Total Other Expenses	-		-		244,062

Net Loss Before Income Taxes	-	(2,337)	(4,664)	(7,010)	(1,110,208)

Income Tax	-	-	-	-	-

Net Loss	$-	$(2,337)	$(4,664)	$(7,010)	$(1,110,208)

Loss per Share, Basic & Diluted	$-	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding	20,677,000	20,677,000	20,677,000	20,677,000

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From inception
			(December 4, 2008)
	For the Nine Months		through
	September 30,	September 30,	September 30,
	2014	2013	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss for the period	$0	$(7,010)	$(1,100,208)
Adjustments to reconcile net loss from operations:
Shares to be ussed and issued for services	-	-	114,000
Interest	-	-	729
Depreciation and Amortization	-	-	22,083
Impairment	-	-	242,917
Forgiveness of Shareholder loan	-	-	222,322
Prepayment	-	-
Change in Operating Assets and Liabilities:
Prepaid Costs	-	-
Accounts Payable	-	-	88,028
Due to Related Parties		7,010	4,674
Increase (decrease) in accounts payable- related party	-	-
Increase (decrease) in debt	-	-	-
Net cash used in Operating Activities	-	-	(405,455)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Assets	-	-	(30,000)
Net Cash used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Share subscriptions received	-	-	231,000
Repayment shareholder loan	-	-	(56,000)
Proceeds from issuance of common stock	-	-	260,885
Proceeds from subscriptions receivable	-	-	-
Net Cash provided by Financing Activities	-	-	435,885

Net Increase (Decrease) in Cash	0	0	430
Cash at Beginning of Period	430	430	-
Cash at End of Period	$430	$430	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$-	$-
Cash paid for franchise and income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE LUGGAGE SOLUTIONS, INC

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through September 30,2014 of $1,100,208.

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

NOTE 7 – CONVERTIBLE NOTE

In August of 2014 the company entered into an agreement for debt of $3,000 to be converted into stock @.001 or 3,000,000 shares. As there is no market for the stock and it has never traded the derivative calculation is not present.

NOTE 8 – INCOME TAX

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book Income	$(9,347)	$(17,357)
Meals and Entertainment	-	-
Stock for Services	-	6,000
Other	-	-
Valuation allowance	9,347	11,357
	$-	$-

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed:

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

Change in Control

On August 14, 2014, our sole officer and director, Donald E. Bauer ("Bauer"), entered into that certain stock and debt purchase agreement dated August 14, 2014 (the "Stock & Debt Purchase Agreement") with World Financial Holdings Group ("World Financial"). In accordance with the terms and provisions of the Stock & Debt Purchase Agreement, Bauer sold an aggregate 17,487,000 shares of common stock held of record to World Financial and 1,802,000 shares of Regulation S restricted stock, representing an aggregate equity interest of 93.28% equity interest. In accordance with the terms and provisions of the Stock & Debt Purchase Agreement, the Stock & Debt Purchase Agreement shall be consummated, the shares shall be transferred to World Financial and Bauer shall tender his resignation as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole director after the Company brings current its filings under the Securities Exchange Act of 1934, as amended, and effects the name change and reverse stock split with FINRA. The debt purchased was $3,000 debt previously incurred by us January 22, 2012 and evidenced by that certain promissory note dated August 13, 2014 (the "Promissory Note").

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
	Nine Month Period Ended September 30
	2014	2013
Revenues, net	$-0-	$-0-
Operating Expenses	4,664	4,674
Loss from Operations	(4,664)	(4,674)

Nine Month Period Ended September 30, 2014 Compared to Nine Month Period Ended September 30, 2013

During the nine month periods ended September 30, 2014 and September 30, 2013, we did not generate any revenue. During the nine month period ended September 30, 2014, we incurred operating expenses of $4,664 compared to $7,010 incurred during the nine month period ended September 30, 2013, a decrease of $2,346. Operating expenses generally consisted of: (i) professional fees of $920 (2013: $1,379); and (ii) general and administrative of $3,744 (2013: $5,631). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

After deducting operating expense, we realized a net loss for the nine month period ended September 30, 2014 of ($4,664) compared to a net loss of ($7,010) during the nine month period ended September 30, 2013, a decrease of $2,346 due to the factors discussed above. The weighted average number of shares outstanding was 20,677,000 for the nine month periods ended September 30, 2014 and September 30, 2013.

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

During the three month periods ended September 30, 2014 and September 30, 2013, we did not generate any revenue. During the three month period ended September 30, 2014, we incurred operating expenses of $-0- compared to $2,337 incurred during the three month period ended September 30, 2013, a decrease of $2,337. Operating expenses generally consisted of: (i) professional fees of $-0- (2013: $460); and (ii) general and administrative of $-0- (2012: $2,337). The decrease in operating expenses was primarily attributable to the decrease in professional fees based on the decreased scale and scope of our business operations until the Stock & Debt Purchase Agreement is consummated. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

After deducting operating expense, we realized a net loss for the three month period ended September 30, 2014 of ($-0-) compared to a net loss of ($2,337) during the three month period ended September 30, 2013, a decrease of $2,337 due to the factors discussed above. The weighted average number of shares outstanding was 20,677,000 for the three month periods ended September 30, 2014 and September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2014

As of September 30, 2014, our current assets were $430 and our current liabilities were $88,028, which resulted in a working capital deficit of $87,598. As of September 30, 2014, current assets were comprised of $430 in cash and our current liabilities were comprised of $88,028 in accounts payable and accrued expense.

There was no decrease or increase in total assets during the nine month period ended September 30, 2014 from fiscal year ended December 31, 2013.

There was no decrease or increase in total liabilities during the nine month period ended September 30, 2014 from fiscal year ended December 31, 2013.

Cash Flows from Operating Activities

For the nine month periods ended September 30, 2014 and September 30, 3013, net cash flows used by operating activities was $-0- . During the nine month period ended September 30, 2014, net cash flows used in operating activities consisted primarily of a net loss of $-0- (2013: $7,010), which was changed by an increase of ($-0-) (2014: $7,010) in accounts payable -related party.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2014 and September 30, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the nine month periods ended September 30, 2014 and September 30, 2013, net cash flows from financing activities was $-0-.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed in the footnotes to our financial statements.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2014.

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

SECURE LUGGAGE SOLUTIONS, INC.

November 19, 2014	By:	/s/ Don Bauer
Don Bauer
	Its:	CEO (Principal Executive Officer)

November 19, 2014	By:	/s/ Don Bauer
Don Bauer
	Its:	Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)

