Form 10-K
period 2014-12-31
KUN DE INTERNATIONAL HOLDINGS INC.
filed 2015-06-01
CIK 1472277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KUN DE INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	333-162518	68-0677444
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Yihao Ge 41E Gangyi Haoting Yard, Chuanbu Road Louhu District, Shenzhen City Guandong Province, China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 (755) 8885-5778

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes    ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2014 was $-0-

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes    ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 40,677,000 shares of common stock are outstanding as of May 22, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Kun De International Holdings Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "Kun De", "we", "us" and "our" are to Kun De International Holdings Inc.

CORPORATE HISTORY

Prior Business Operations

We were incorporated in the State of Delaware on December 4, 2008 under the name "Secure Luggage Solutions Inc.". We had been a fully operational development stage company previously engaged in the business of luggage wrap. Luggage wrap is a product that is applied to checked luggage in a retail kiosk with the passenger present and is a plastic covering applied by a machine. Our prior business operations involved researching, creating, designing, marketing and distributing our luggage wrap product at pre check-in areas of airports to passengers that choose to utilize luggage wrap. We continuously and actively promoted our luggage wrap services to carriers, airport management and other parties operating within the Vancouver International Airport, which was our initial marketing target. To that end, we previously entered into certain agreements with unrelated third parties, which were generally operational private companies that operated a comprehensive storefront baggage service in Vancouver, British Columbia, Canada, including baggage handling, pick-up and drop-off services, shipping, storage, and wrapping. We also previously investigated the possibilities of offering our services at the Seattle-Tacoma International Airport, Toronto International Airport, Los Angeles International Airport, O’Hare (Chicago) International Airport, Hartsfield (Atlanta) International Airport, and San Francisco International Airport.

On November 7, 2010, we entered into an exclusive five year license agreement with Secure Luggage Systems Inc., a corporation based in Alberta, Canada, which was then controlled by our President, Chief Executive Officer and Director, Donald G. Bauer. The agreement gave us the exclusive right for a term of five years to sell, market and manufacture our patented baggage wrapping system, which conveyed checked luggage from entrance to exit while applying a single layer of shrink plastic around the luggage. With respect to the supply of our product, we also previously established a relationship with Satel-95 Ltd., which was a bag wrap equipment manufacturer located in Sofia, Bulgaria. We had a non-binding understanding with Satel-95 whereby Satel-95 was to provide us with the machines and related equipment to apply our luggage wrap material in consideration of 50% of the net operating profit from the luggage wrap business.

During August 2014, our then management decided that the luggage wrap operational business aspects were not monetarily or financially successful and, therefore, determined that it would be in our best interests and our shareholders to change our business strategy. See "Item 1. Business - Current Business Operations".

Change in Control

On August 14, 2014, our sole officer and director, Donald E. Bauer ("Bauer"), entered into that certain stock and debt purchase agreement dated August 14, 2014 (the "Stock & Debt Purchase Agreement") with World Financial Holdings Group ("World Financial"). In accordance with the terms and provisions of the Stock & Debt Purchase Agreement, Bauer sold an aggregate 17,487,000 shares of common stock held of record to World Financial and 1,802,000 shares of Regulation S restricted stock, representing an aggregate equity interest of 93.28% equity interest. In accordance with the terms and provisions of the Stock & Debt Purchase Agreement, the Stock & Debt Purchase Agreement was consummated, the shares were transferred to World Financial and Bauer tendered his resignation as our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole director after we brought current our filings under the Securities Exchange Act of 1934, as amended, and effected the name change and reverse stock split with FINRA. The debt purchased was $3,000 debt previously incurred by us January 22, 2012 and evidenced by that certain promissory note dated August 13, 2014 (the "Promissory Note").

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Name Change Amendment/Reverse Stock Split

On August 18, 2014, our majority shareholder approved a reverse stock split of one for five hundred (1:500) of our total issued and outstanding shares of common stock (the “Stock Split”) and a change in our name from "Secure Luggage Solutions Inc." to " Kun De International Holdings Inc." (the "Name Change"). Pursuant to our Bylaws and the Delaware Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split and the Name Change. Our articles of incorporation do not authorize cumulative voting. As of the record date of August 18, 2014, we had 20,677,000 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock were entitled to 17,487,000 votes, which represented approximately 93.28% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated August 18, 2014.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of our shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Company and its structure in favorable position in order to effectively negotiate with potential acquisition candidates. Our Board of Directors approved the Name Change and the Stock Split and recommended our majority shareholders review and approve the Name Change and the Stock Split.

The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 20,677,000 shares to 41,354 shares of common stock. The common stock continues to be $0.001 par value.

The Name Change was effected to better reflect the future business operations of the Company.

Amendment to Articles of Incorporation

On August 18, 2014, our Board of Directors and the majority shareholders approved an amendment to the articles of incorporation to change our name to "Kun De International Holdings Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Delaware on August 21, 2014 changing our name to "Kun De International Holdings Inc." (the "Name Change"). The Name Change was effected to better reflect our future business operations.

DESIGNATION OF SERIES A PREFERRED STOCK

Effective January 5, 2015, our Board of Directors of Kun De International Holdings Inc., a Delaware corporation (the "Company") approved the designation of 1,000 shares of series A preferred stock with a par value of $0.001 (the "Designation of Series A Preferred Stock"). The Designation of Series A Preferred Stock was filed with the Delaware Secretary of State on January 21, 2015. The Designation provides for certain rights and preferences as follows:

Conversion Rights

If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, shall be convertible into the number of shares of common stock which equals four times the sum of: i) the total number of shares of common stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B and Series C Preferred Stocks which are issued and outstanding at the time of conversion. The stock certificate(s) evidencing the common stock shall be issued with a restrictive legend indicating that it was issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and that it cannot be transferred unless it is so registered, or an exemption from registration is available, in the opinion of counsel to us.

Each individual share of Series A Preferred Stock shall be convertible into the number of shares of common stock equal to:

[four times the sum of: {all shares of common stock issued and outstanding at time of conversion + all shares of Series B and Series C Preferred Stocks issued and outstanding at time of conversion}]

divided by:

[the number of shares of Series A Preferred Stock issued and outstanding at the time of conversion]

Voting Rights

If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of: i) the total number of shares of common stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of Series B and Series C Preferred Stocks which are issued and outstanding at the time of voting.

Each individual share of Series A Preferred Stock shall have the voting rights equal to:

[four times the sum of: {all shares of Common Stock issued and outstanding at time of voting + all shares of Series B and Series C Preferred Stocks issued and outstanding at time of voting}]

divided by:

[the number of shares of Series A Preferred Stock issued and outstanding at the time of voting]

Liquidation Rights

Upon any liquidation, dissolution or our winding up, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series A Preferred Stock, the holders of the Series A Preferred Stock shall be entitled to be paid out of our assets an amount equal to $1.00 per share (the “Preference Value”), plus all declared but unpaid dividends, for each share of Series A Preferred Stock held by them. After the payment of the full applicable Preference Value of each share of the Series A Preferred Stock as set forth herein, the remaining assets of our legally available for distribution, if any, shall be distributed ratably to the holders of our common stock.

See "Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities - Sales of Unregistered Securities."

CURRENT BUSINESS OPERATIONS

Subsequent to the Stock Purchase Agreement, our business operations changed to a global supply chain company. Our current business concept is built on the announcement of Chinese President Xi Jinping at the 2014 APEC leaders meeting that China would be fully implementing the global value chain in the Asia-Pacific region, increase spending on capital building and assist developing country members to better integrate into the regional economic integration development value chain in order to realize common development.

Through Kun De International Holdings Group, Inc., a corporation organized under the laws of the Cayman Islands ("Kun De"), our business operations have changed to a global supply chain company. Our current business concept is built on the announcement of Chinese President Xi Jinping at the 2014 APEC leaders meeting that China would be fully implementing the global value chain in the Asia-Pacific region, increase spending on capital building and assist developing country members to better integrate into the regional economic integration development value chain in order to realize common development.

A value chain is a chain of activities that a firm operating in a specific industry performs in order to deliver a valuable product or service for the market. The idea of the value chain is based on the process view of organizations - the idea of seeing a manufacturing (or service) organization as a system made up of subsystems each with inputs, transformation processes and outputs. Inputs, transformation processes and outputs involve the acquisition and consumption of resources - money, labor, materials, equipment, buildings, land, administration and management. How value chain activities are carried out determines costs and affects profits. (Michael Porter, "Competitive Advantage: Creating and Sustaining Superior Performance"). According to the OECD Secretary-General, the emergence of global value chains in the late 1990s has provided a catalyst for accelerated change in the landscape of international investment and trade with major and far-reaching consequences on governments as well as enterprises. (Angel Gurria, "The Emergence of Global Value Chains: What Do They Mean for Business". November 5, 2012).

Management believes that we are the only Chinese company focusing on "N+N" global value chain research, practice and guidance. Management further believes that we have created the fastest and most convenient operating mode built on a closed-loop system that crosses production and finance functions thus creating a global value chain cluster listed platform. Management has applied the results of western research and development of value chain to domestic Chinese companies creating a business platform that assists in control and management of company structure, design, production, logistics, warehousing and distribution of both internal and external resources with minimum risk thus achieving a win-win status.

Kun De is currently registered and headquartered in Shenzhen, China, with the registered capital of 50,000,000 RMB and has an innovative business model with deep cultural implications and strong industrial chain integration and capital operation ability. We are focusing on the global value chain, the integrated and optimization of upstream and downstream industrial chains, logistics, cash flows, business flows and financial to produce a vertical and horizontal integrated closed-loop global business platform.

We are currently completing design and implementation of value chain for several clients in several industries, including agriculture, internet, net energy and media cultural. We have designed technical equipment for large-scale agricultural cultivation, developed a company's own online shopping mall, realized agricultural implemented supply chain from growing organic food to serving food on the consumer's table. The chain has also been equipped with excellent production management team, an online shopping mall management team and technical team. The large-scale intensive and standard planting of healthy organic food through the operation of this value chain has made the company stronger for further development.

Our culture is to create unique ideas and innovative business models and the development of capital operation. It engages in constructing a safe, healthy and harmonious living environment for future generations and uniting the Chinese people all over the world with the shared value of "Home, the Country and the World", by helping Chinese companies to build brand and grow and become respected international enterprises.

Services

Our revenue will primarily be derived from the sale of supply chain management solutions to our clients. Management believes that our core solutions will consist of material planning and factory supply, value-added warehousing and distribution, aftermarket services including product returns management and product repair and recovery, and e-Business including e-commerce, contact center, entitlement management and financial management. Our core solutions include:

Material Planning and Factory Supply—We will be sourcing inbound materials, delivers on-time and maintaining high quality standards based on our potential local supplier relationships. We will manage logistics and delivery schedules into multiple manufacturing sites or partners for just-in-time manufacturing. Solutions will be designed to reduce the complexity, lead times and costs of inbound materials, supply chain procurement and factory feed processes.

Value-Added Warehousing and Distribution—Our capabilities will be designed for flexibility, reliability and speed to support clients’ distribution, retail and end user fulfillment. Our services will include full order management, pick, pack, and ship, retail connectivity and integrated transportation management services, which are supported by a global technology infrastructure.

Our configuration solutions will be based on a technology-driven planning and execution process. By analyzing operating variables and supply chain costs, we believe we can defer configuration and packaging of a client’s product until the best time and at the most strategic location. Client programs can leverage any combination of our fulfillment sites around the globe, including those near manufacturing sites or close to the consumer.

Aftermarket Services

Product Returns Management—We intend to simplify the returns process for businesses including recSOPt of goods, managing the returns management authorization (RMA) process, sorting, triage, credit processing and ultimate disposition of the returned product. We intend to help protect our clients’ brand and ensure both commercial and consumer customers have a positive returns experience.

Product Repair and Recovery—We will help clients maximize the value of returned and excess inventory through product remanufacturing and value recovery services. Our solutions also will help clients protect their brand in secondary markets or develop plans for environmentally responsible disposition.

E-Business

E-Commerce—Our e-commerce solutions will be driven by a transaction engine that can power a client’s online store. We intend to perform financial management and payment processing that is integrated with global customer relationship management (CRM), order management, fulfillment and digital content distribution activities.

Contact Center—Our contact center solution will be designed to improve the customer brand experience by increasing the quality of customer interaction across multiple channels. Our professional agents will have in-depth knowledge of the client, brand and products and the experience to manage both consumer and B2B contacts.

Entitlement Management—We intend to offer clients a software platform that enables them to efficiently manage access rights to intellectual property and digital products and services. It will cover all aspects of the entitlement management lifecycle from order entry to registration, delivery, activation, upgrade and subscription renewal.

Financial Management—We intend to provide clients with a single payment platform for e-commerce, based on a proven technology infrastructure and business processes. Through these services, clients will be able to access new markets, reduce cart abandonment, maximize conversion rate and increase revenue, protect the business and customers from fraud, and maintain customer visibility and ownership, while optimizing behind-the-scenes financial operations.

We are developing our global value chain system solutions will be designed to seamlessly integrate with other supply chain service providers such as contract manufacturing companies and transportation providers.

COMPETITION

The market for our global value chain system is extremely competitive. Competitors include a broad range of companies that develop and market global value chain systems. Many of these companies may have more capital resources that we do. As an end-to-end solutions provider with service offerings covering a range of supply chain operations and activities across the globe, we compete with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place.

For the supply chain solutions, we face competition from electronics manufacturing services/contract manufacturers (EMS/CM), third party logistics (3PL) providers, supply chain management (SCM) companies, and regional specialty companies. For aftermarket services, we would be competing against independent repair vendors, EMS/CM companies, 3PL providers, and SCM companies. For the e-business solutions, our potential competition includes global outsource providers, software as service providers and technology providers. For the entitlement management solutions we would be competing against computer software providers offering content and document management solutions. As a provider of an outsourcing solution, our competition would also include current and prospective clients, who evaluate our capabilities in light of their own capabilities and cost structures.

We believe that the principal competitive factors in our market are quality and range of services, technological capabilities, cost, location of facilities, and responsiveness and flexibility. With our global supply chain solution, global footprint, strong client service acumen, and our integrated global supply chain services, we believe that we will be positioned well to compete in each of the markets we intend to serve.

TRADEMARK, LICENSES AND INTELLECTUAL PROPERTY

Certain features of our services are proprietary, and we intend to file for protection and rely on a combination of patent, contract, copyright, trademark and trade secret laws and other measures to protect our proprietary information. We limit access to, and distribution of, our software, documentation and other proprietary information. Our business is not substantially dependent on any single or group of patents, trademarks, copyrights or licenses. As part of our confidentiality procedures, we may generally enter into confidentiality and non-disclosure agreements with our representatives and systems integrators. Notwithstanding such actions, a court considering these provisions may determine not to enforce such provisions or only partially enforce such provisions.

EMPLOYEES

As of the date of this Annual Report, we employ approximately 15 persons. We also contract with five independent contractors who devote a majority of their work to a variety of our projects. Our employees are not presently covered by any collective bargaining agreement. Our relations with our employees are good, and we have not experienced any work stoppages by our employees.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS

WE HAVE EXPERIENCED HISTORICAL LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO REVERSE THIS TREND, WE WILL LIKELY BE FORCED TO CEASE OPERATIONS.

We have incurred losses for the past two fiscal years which consists of a net loss of $169,139 for 2014 and a net loss of $9,347 for 2013. In addition, we had an accumulated deficit of $1,264,683 at December 31, 2014 as compared with $1,095,544 at December 31, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital will be required for future periods for: (i) new global supply service development expenses; (ii) potential marketing costs and professional fees; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs. As a result, we are unable to predict whether we will achieve profitability in the future, or at all.

The uncertainty and factors described throughout this section may impede our ability to economically develop, produce, and market our products effectively. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

WE HAVE A WORKING CAPITAL DEFICIT AND SIGNIFICANT CAPITAL REQUIREMENTS. SINCE WE WILL CONTINUE TO INCUR LOSSES UNTIL WE ARE ABLE TO GENERATE SUFFICIENT REVENUES TO OFFSET OUR EXPENSES, INVESTORS MAY BE UNABLE TO SELL OUR SHARES AT A PROFIT OR AT ALL.

We had a net loss of $169,139 for fiscal year ended December 31, 2014 and net cash used in operations of $164,4757 for the fiscal year ended December 31, 2014. Because we have not yet achieved or acquired sufficient operating capital and given these financial results along with our expected cash requirements in 2015, additional capital investment will be necessary to develop and sustain our operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent registered public accounting firm’s report accompanying our December 31, 2014 and 2013 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2014 was $169,139 and our net loss for the year ended December 31, 2013 was $9,347. Our retained deficit was $1,264,683 at December 31, 2014. We are unable to fund our day-to-day operations and management believes we will incur operating losses for the near future while we expand our operations. While we have been developing our global chain supply system and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2014. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2014, and December 31, 2013 that expressed substantial doubt regarding our ability to continue as a going concern.

WE WILL BE DERIVING A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CLIENTS AND ADVERSE INDUSTRY TRENDS OR THE LOSS OF ONE OR MORE OF ANY OF THOSE POTENTIAL CLIENTS COULD SIGNFICANTLY DAMAGE OUR BUSINESS.

As of the date of this Annual Report, we have not generated any revenue. When we commence generation of revenue, we believe we will be deriving a substantial portion of our revenue by providing supply chain management services to a small number of clients. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for our supply chain management services will decline and our financial results could suffer.

In addition, the loss of a significant amount of business or program with any key client could cause our revenue to decline. We expect to derive the vast majority of our net revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our prospective key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that revenue from potential key clients would not decline in future periods.

WE MAY HAVE DIFFICULTY ACHIEVING AND SUSTAINING OPERATING PROFITABILITY AND WE CURRENTLY HAVE A WORKING CAPITAL DEFICIT. THEREFORE, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

We are a developmental company. For fiscal year ended December 31, 2014, we reported operating losses of $169,139. We anticipate that we will continue to incur significant operating expenses in the future as we continue increasing the scale and scope of our business operations, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue will be subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At December 31, 2014, we had cash of approximately $430 and current liabilities of approximately $252,503. If we are unable to achieve or sustain operating profitability in the future, we risk depleting our working capital balances and our business will be materially adversely affected.

BECAUSE OUR POTENTIAL CONTRACTS WILL NOT CONTAIN MINIMUM PURCHASE REQUIREMENTS AND WE INTEND TO SELL PRIMARILY ON A PURCHASE ORDER BASIS, WE ARE SUBJECT TO UNCERTAINTIES AND VARIABILITY IN DEMAND BY CLIENTS, WHICH COULD DECREASE REVENUE AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

Our potential contracts will not contain minimum purchase requirements and we intend to sell primarily on a purchase order basis. Therefore, our sales may be subject to demand variability by our potential clients, which is difficult to predict, may fluctuate and may continue to fluctuate, sometimes materially from year to year and even from quarter to quarter. The level and timing of potential orders placed by our potential clients may vary for a variety of reasons, including seasonal buying by end-users, individual client strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions. If we are unable to replace business with new purchase order, this transition could have a material adverse effect on our revenue and profitability. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity in our sites, or in the alternative, we may have excess inventory or excess capacity, either of which may have a material adverse effect on our business, financial position and operating results.

DISRUPTION IN THE ECONOMY AND FINANCIAL MARKETS COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

The economy and financial markets in the Asia and Europe and the United States have experienced extreme disruption during the last five years, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn and is highly uncertain. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of clients and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

A DECLINE IN THE TECHNOLOGY SECTOR OR A REDUCTION IN CONSUMER DEMAND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

A large portion of our potential revenue will come from clients in the technology sector, which is intensely competitive, very volatile and subject to rapid changes. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients. In addition, industry changes, such as the transition of more collateral materials from physical form to digital form, and the convergence of functionality of smartphones, could lessen the demand for certain of our services or devices we currently handle. To the extent recent uncertainty in the economy or other factors result in decreased consumer demand for our clients’ products, we may experience a reduction in volumes of client products that we handle in the future, which could have a material adverse effect on our potential business, financial position and operating results.

OUR FUTURE QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Our future operating results may fluctuate widely on a quarterly basis. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, will contribute to these quarterly fluctuations in the future. Therefore, operating results for future periods are difficult to predict and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our services;

•	consumer confidence and demand;

•	specific economic conditions in the industries in which we compete;

•	general economic and financial market conditions;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including goodwill and/or restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our accompanying consolidated financial statements; and

•	changes in accounting rules.

We believe that future period-to-period comparisons of our results of operations may not necessarily be meaningful or indicative of our future performance. In some fiscal quarters our operating results may be below the expectations of securities analysts and investors, which may cause the price of our common stock to decline.

WE MUST MAINTANT ADEQUATE LEVELS OF INVENTORY IN ORDER TO MEET POTENTIAL CLIENT NEEDS, WHICH PRESENT RISKS TO OUR FINANCIAL POSITION AND OPERATING RESULTS.

We must purchase and maintain adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause future inventory to decline substantially in value or to rapidly become obsolete. If we are unable to manage the inventory on hand with our future clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

Our ability to obtain particular products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. As of the date of this Annual Report, we have no guaranteed price or delivery agreements with any suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, an inability to secure and maintain an adequate supply of products or components to fulfill our future client orders on a timely basis, or a failure to meet future clients’ expectations could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace, potential claims for damages and have a material adverse effect on our business.

IF WE ARE NOT ABLE TO ESTABLISH SITES WHERE WE MAY BE REQUESTED TO DO SO, OR IF WE FAIL TO RETAIN KEY CLIENTS AT ESTABLISHED SITES, OUR CLIENT RELATIONSHIPS, REVENUE AND EXPENSES COULD BE SERIOUSLY HARMED.

Our clients may request that we add capacity or open a facility in locations near their sites. If we do not elect to add required capacity at sites near existing clients or establish sites near existing or potential clients, clients may decide to seek other service providers. In addition, if we should lose a significant client of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient and we may need to incur restructuring costs. Any of these events could have a material adverse effect on our business, financial position and operating results.

WE MAY ENCOUNTER PROBLEMS IN OUR EFFORTS TO INCREASE OPERATIONAL EFFICIENCIES.

We intend to continuously identify ways to increase efficiencies and productivity and effect cost savings. We intend to undertake projects designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated system and the opening of new solution centers in low cost areas to expand client offerings and to effect cost savings. We intend to implement a shared services model utilizing centralized locations to service multiple locations across China. We cannot assure you that these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we or these projects do not achieve expected results, our business, financial position and operating results may be materially and adversely affected.

WE ARE SUBJECT TO RISKS OF OPERATING INTERNATIONALLY.

We maintain significant operations outside of the United States, specifically in China, and may expand elsewhere in Asia. Our success depends, in part, on our ability to manage our international operations. These international operations require significant management attention, financial resources and are subject to numerous and varied regulations worldwide, some of which may have an adverse effect on our ability to develop our international operations in accordance with our business plans or on a timely basis. Also, our international revenue, cost of revenue and operating expenses will be denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights, export control, taxation and duties; and

•	labor practices, difficulties in staffing and managing foreign operations, political and social instability, health crises or similar issues, and potentially adverse tax consequences.

In addition, since a substantial portion of our business will be conducted in China, where we face additional risks, including the following:

•	the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for us and our clients;

•	evolving regulatory systems and standards, including recent tax law changes;

•	difficulty retaining management personnel and skilled employees; and

•	expiration of tax holidays.

Our future international operations may increase our exposure to international laws and regulations. Noncompliance with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, could result in unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities; foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers; or a governmental authority could make an unfavorable determination regarding our operations, any of which could make it more difficult to conduct our business and have a material adverse effect on our business and operating results.

If we are unable to manage these risks, we may face significant liability, our international sales may decline and our business, operating and financial results may be adversely affected.

CHANGE IN OUR EFFECTIVE TAX RATE MAY HARM OUR RESULTS OF OPERATIONS.

A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•

increases in expenses not deductible for tax purposes, including write-offs of acquired in-process R&D, impact of costs associated with business combinations and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles;

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes;

•	increases in tax rates in various jurisdictions; and

•	the expiration of tax holidays.

Any significant increase in our future effective tax rates could reduce net income for future periods.

THE GROSS MARGINS IN THE SUPPLY CHAIN BUSINESS ARE LOW, WHICH MAGNIFY THE IMPACT OF VARIATIONS IN REVENUE AND OPERATING COSTS ON OUR FINANCIAL RESULTS.

As a result of intense price competition in the global supply chain system and technology marketplace, the gross margins in supply chain businesses are low, and we expect them to continue to be low in the future. These low gross margins magnify the impact of variations in revenue and operating costs on financial results. Although we intend to identify initiatives designed to increase our gross margins, increased competition arising from industry consolidation and/or low demand for products may hinder our ability to maintain or improve gross margins. Portions of our operating expenses may be relatively fixed, and planned expenditures may be based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is difficult, and we expect this to continue because we will be highly dependent upon the business needs of our clients, which could be highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business, financial condition and operating results could be adversely affected.

WE WILL BE SUBJECT TO INTENSE COMPETITION.

The markets for our services are highly competitive and often lack significant barriers to entry enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our potential competitors will have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and these price reductions may reduce our potential revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics industries. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.

THE TREND TOWARD OUTSOURCING OF SUPPLY CHAIN MANAGEMENT AND LOGISTICS ACTIVITIES, EITHER GLOBALLY OR WITHIN SPECIFIC INDUSTRIES THAT WE SERVE MAY CHANGE THEREBY REDUCING DEMAND FOR OUR SERVICES.

Our growth strategy is partially based on the assumption that the trend toward outsourcing of supply chain management and logistics services will continue. Third-party service providers like ourselves are generally able to provide such services more efficiently than otherwise could be provided “in-house”, primarily as a result of our expertise and lower and more flexible employee cost structure. However, many factors could cause a reversal in the outsourcing trend. For example, our clients may see risks in relying on third-party service providers, or they may begin to define supply chain management and logistics activities as within their core competencies and decide to perform these operations themselves. If our clients are able to develop supply chain management expertise or improve the cost structure of their in-house supply chain activities, we may not be able to provide such clients with an attractive alternative for their supply chain management and logistics needs. If our clients in-source significant aspects of their supply chain operations, or if potential new clients decide to continue to perform their own supply chain activities in-house, our business, results of operations and financial condition may be materially adversely affected.

THE PHYSICAL OR INTELLECTUAL PROPERTY OF OUR CLIENTS MAY BE DAMAGES, MISAPPROPRIATED, STOLEN OR LOST WHILE IN OUR POSSESSION, SUBJECTING US TO LITIGATION AND OTHER ADVERSE CONSEQUENCES.

In the course of providing supply chain management services to our clients, we often have possession of or access to their physical and intellectual property, including consigned inventory, databases, software masters, certificates of authenticity and similar valuable physical or intellectual property. If this physical or intellectual property is damaged, misappropriated, stolen or lost, we could suffer:

•	claims under client agreements or applicable law, or other liability for damages;

•	delayed or lost revenue due to adverse client reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

WE COULD BE SUBJECT TO INFRINGEMENT CLAIMS AND OTHER INTELLECTUAL PROPERTY DISPUTES.

Our business employs a broad range of intellectual property and from time to time, we have been, and will continue to be, subject to third-party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. These claims may damage our business by:

•	subjecting us to significant liability for damages;

•	resulting in invalidation of our proprietary rights;

•	resulting in costly license fees in order to settle the claims;

•	being time-consuming and expensive to defend even if the claims are not meritorious; and

•	resulting in the diversion of our management’s time and attention.

WE MAY BE LIABLE IF THIRD PARTIES MISAPPROPRIATE PERSONAL INFORMATION OF OUR CLIENTS' CUSTOMERS.

We will be handling personal information as part of our global system. Any security breach or inadvertent release of this information could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate the personal information or credit card information of our clients’ customers or if we give third parties improper access to such information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. Further, any resulting adverse publicity arising from investigations could have a material adverse impact on our business.

WE DEPEND ON THIRD-PARTY SOFTWARE, SYSTEMS AND SERVICES.

Our business and operations rely on third parties to provide products and services, including IT products and services, and shipping and transportation services. We may experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on our business or operations.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL, INCLUDING MR. GUNTHER THAN, OUR CHIEF EXECUTIVE OFFICER, WHOSE KNOWLEDGE OF OUR BUSINESS WOULD BE DIFFICULT TO REPLACE IN THE EVENT WE LOSE HIS SERVICES.

We are dependent on the services of Shuquan , our Chief Executive Officer, and a member of our Board and Juan Gu, our President and a member of our Board, and other members of our management team. For example, the loss of Mr. Chen and Ms. Gu could damage customer relations and could restrict our ability to raise additional working capital if and when needed. There can be no assurance that Mr. Chen or Ms. Gu will continue in their present capacities for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE SKILLED EMPLOYEES NEEDED TO SUSTAIN AND GROW OUR BUSINESS.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our Company. Our success also depends largely on our ability to attract and retain highly qualified IT engineers and programmers, to train professionals and sales and marketing managers and corporate management personnel. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

OUR DIRECTORS AND OFFICERS ARE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of the date of this Annual Report, we have 40,677,000 shares of common stock issued and outstanding and 100 shares of preferred stock issued and outstanding. Currently, Kun De International Holdings Group, Inc., a corporation organized under the laws of the Cayman Islands ("Kun De") holds approximately 49.168% of the voting power of our common and 100 % of the Series A preferred stock entitled to vote on any matter brought to a vote of the stockholders, which results in voting power equivalent to 162,708,000 votes. Pursuant to Delaware law and our bylaws, the holders of a majority of our voting stock may authorize or take corporate action with only a notice provided to our stockholders. A stockholder vote may not be made available to our minority stockholders, and in any event, a stockholder vote would be controlled by the majority stockholders.

OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officers and directors serve only part time and can become subject to conflicts of interest. Some devote part of their working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

DELAWARE LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Delaware law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATEING TO CHINA COULD ADVERSELY AFFECT US.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES WHICH COULD ADVERSELY AFFECT US.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and State ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

THE CHINESEA LEGAL SYSTEM HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTION AVAILABLE TO YOU.

Our contractual arrangements in China are governed by the laws of the PRC. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

PRC LAWS AND REGULATIONS GOVERNING OUR BUSINESS AND THE VALIDITY OF OUR CONTRACTUAL ARRANGEMENTS ARE UNCERTAIN. IF WE ARE FOUND TO BE INV VIOLATION, WE COULD BE SUBJECT TO SANCTIONS. IN ADDITION, CHANGES IN SUCH PRC LAWS AND REGULATIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

There are substantial uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, proscribing remittance of profits offshore and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

IF THE PRC GOVERNMENT FINDS THAT THE AGREEMENTS THAT ESTABLISH THE STRUCTURE FOR OUR OPERATING BUSINESS IN CHINA DO NOT COMPLY WITH APPLICABLE PRC GOVERNMENTAL RESTRICTIONS ON FOREIGN INVESTMENT OR IF THESE REGULATIONS OR THE INTERPREATION OF EXSTING REGULATIONS CHANGE IN THE FUTURE, WE COUDL BE SUBJECT TO PENALTIES OR BE FORCED TO RELINQUISH OUR INTEREST IN THOSE OPERATIONS.

PRC law may limit foreign ownership of companies up to 50%. Foreign and wholly foreign-owned enterprises are currently restricted from providing other Internet information services. As such, we may conduct our business through contractual arrangements with our structured entities in China. Each of the structured entities will be owned by individual shareholders who are PRC citizens and hold the requisite licenses or permits to provide global supply services in China. We expect to depend on structured entities to operate our businesses. There are uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements with structured entities. We have been advised that each of such contractual agreements for operating our business in China (including our corporate structure and contractual arrangements with the structured entities), needs to comply with all applicable existing PRC laws, rules and regulations, and not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations. However, we cannot assure that the PRC regulatory authorities will not adopt any new regulation to restrict or prohibit foreign investment in Internet business through contractual arrangement in the future, or will not determine that our corporate structure and potential contractual arrangements violate PRC laws, rules or regulations.

WE MAY HAVE EXPOSURE TO GREATER THAN ANTICIPATED TAX LIABILITIES.

We will be subject to enterprise income tax, business tax or value-added tax, and other taxes in each province and city in China where we have operations. Our tax structure is subject to review by various local tax authorities. The determination of its provision for income tax and other tax liabilities requires significant judgment. In the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believes our estimates are reasonable, the ultimate decisions by the relevant tax authorities may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

FUTURE INFLATION IN CHINA MAY INHIBIT OUR ACTIVITY TO CONDUCT BUSINESS IN CHINA.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past twenty years, the rate of inflation in China has been as high as 24.1% in 1994 and as low as -1.4% in 1999 (according to National Bureau of Statistics of China). These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China (“PBOC”) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid recSOPts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB 8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into RMB for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the RMB we convert would be reduced.

THE RMB IS NOT A FREELY CONVERTIBLE CURRENCY, WHICH COULD LIMIT OUR ABILITY TO OBTAIN SUFFICIENT FOREIGN CURRENCY TO SUPPORT OUR BUSINESS OPERATIONS IN THE FUTURE.

We receive all of our revenues in PRC in RMB. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government could restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED ON UNITED STATES OR OTHER FOREIGN LAWS AGAINST US.

We conduct our operations in China and some of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon such directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

WE ARE SUBJECT TO THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, particularly in our industry since it deals with contracts from the Chinese Government, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Share Exchange. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD LOWER THE PRICE OF OUR COMMON STOCK AND IMPAIR OUR ABILITY TO RAISE FUNDS IN FUTURE SECURITIES OFFERINGS.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities. We have financed our operations primarily through loans from related parties and cash flow from our new operations. It is possible that during the next twelve months we may seek to to finance the growth of our operations through sales of stock and/or issuance of convertible promissory notes.

OUR COMMON STOCK IS QUOTED ON THE OTC MARKET PINK SHEETS WHICH MAY HAVE AN UNFORAVABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCQB, which is a significantly more limited trading market than the NYSE MKT or The NASDAQ Stock Market. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTC MARKET PINK SHEETS WHICH MAY RESULT IN STOCK PRICE VOLATILTY AND INACCURATE QUOTE INFORMATION.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

OUR COMMON STOCK IS EXTREMELY THINLY TRADED, IF AT ALL, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE LIQUIDATE YOUR SHARES.

Currently, our common stock is quoted in the OTC Pink Sheets and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Pink Sheets and certain major brokerage firms restrict their brokers from recommending OTC Pink Sheets stocks because they are considered speculative, volatile and thinly traded. The OTC Pink Sheets market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, STOCKHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

We have never declared or paid any cash dividends on common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value.

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND MAKE A TAKEOVER MORE DIFFICULT TO COMPLETE, EVEN IF SUCH A TRANSACTION WERE IN THE STOCKHOLDERS' INTEREST.

Our Certificate of Incorporation and Bylaws and certain provisions of Delaware State law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company, even when these attempts may be in the best interests of our stockholders. These provisions may have the effect of delaying, deferring or preventing a change in our control.

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF FEDERAL SECURITIES LAWS CAN BE EXPENSIVE.

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to the registration of resale of the Common Stock.

APPLICABLE REGULATORY REQUIREMENTS, INCLUDING THOSE CONTAINED IN AND ISSUED UNDER THE SARBANES-OXLEY ACT, MAKE IT DIFFICULT FOR US TO RETAIN OR ATTRACT QUALIFIED OFFICERS AND DIRECTORS, WHICH COULD ADVERSELY AFFECT THE MANAGEMENT OF OUR BUSINESS AND OUR ABILITY TO RETAIN A LISTING OF OUR COMMON STOCK.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications required by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR DETECT FRAUD. INVESTORS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND THIS MAY DECREASE THE TRADING PRICE OF OUR COMMON STOCK.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

THERE IS NO SIGNIFICANT ACTIVE TRADING MARKET FOR OUR SHARES, AND IF AN ACTIVE TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SHARES MAY BE UNABLE TO SELL THEM PUBLICLY.

There is no significant active trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

•	Investors may have difficulty buying and selling our shares or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	A lack of visibility for our common stock may depress the market price for our shares.

Moreover, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our products; (iv) changes in the economic performance or market valuations of companies specializing in the defense industries; (v) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2007, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares. Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INFVESTORS AND COSTLY SECURITIES LITIGATION.

The trading price of our common stock may in the future be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	changes in the industries in which we operate;

•	regulatory actions regarding our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting the industries in which we operate;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors;

•	sales of the our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

OUR COMMON STOCK IS CONSIDERED TO BE "PENNY STOCK."

Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written recSOPt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Our President and member of the Board of DIrectors, Juan Gu, donates office space to us located at Yihao Ge 41E, Gangyi Haoting Yard, Chuanbu Road, Louhu District, Shenzhen City, Guandong Province, China. This location serves as our principal executive office.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol "KDIC" and is traded over the counter. We commenced trading in approximately June 2011. Since we obtained our trading symbol, we do not have any active trading in our shares of common stock. The following table sets forth the high and low price information of the Company's common stock for the periods indicated, which is nil due to lack of trading

OTC Bulletin Board (1) (2)

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2014:
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
First Quarter	$0.00	$0.00

FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Second Quarter	$0.50	$0.50
First Quarter	$0.50	$0.50

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of May 26, 2015, there were approximately 69 holders of record of our common stock, not including holders who hold their shares in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,000,000	(1)	-	10,000,000	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	10,000,000		-	10,000,000

(1)	Represents shares reserved for the "Kun De International Holdings Inc. 2015 Flexible Stock Plan".
(2)	Represents shares reserved for the "Kun De International Holdings Inc. 2015 Flexible Stock Plan".

KUN DE INTERNATIONAL HOLDINGS INC. 2015 FLEXIBLE STOCK PLAN

The Kun De International Holdings Inc. 2015 Flexible Stock Plan (“SOP”) is intended to attract, motivate, and retain employees of the Company, consultants who provide significant services to us, and members of our Board of Directors who are not our employees. The SOP is designed to further our growth and financial success by aligning the interests of the participants, through the ownership of stock and through other incentives, with the interests of our stockholders.

Benefits under the SOP. As defined under the SOP, the Board may grant any one or a combination of Incentive Stock Options (within meaning of the Code), Non-Qualified Stock Options, Restricted Stock, as well as Performance Awards (collectively, “Awards”).

Administration of the SOP. The SOP will be administered by the Board of Directors. If it chooses, the Board may delegate its authority to a committee to be appointed by the Board (the “Committee”). Subject to certain limitations in the SOP, the Board establishes the terms and conditions of awards granted under the SOP, interprets the SOP and all awards under the SOP, and administers the SOP.

Eligible Participants under the SOP. Except for Incentive Stock Options which may only be granted to Employees of the Company, Awards under the SOP may be granted to employees, directors, and consultants (as such terms are defined in the SOP) who are designated by the Board.

Shares Available under the SOP. The aggregate number of shares of common stock that may be issued or transferred to grantees under the SOP shall not exceed 10,000,000 shares. If there is a stock split, stock dividend or other relevant change affecting our shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding Awards made before such event. If shares under an Award are not issued or transferred, those shares would again be available for inclusion in future Award grants.

Awards Under the SOP. The Board may grant options qualifying as incentive stock options under the Code and nonqualified stock options. The term of an option shall be fixed by the Board. In the case of death of the holder of the option or upon the termination, removal or resignation of the option holder for any reason other than for cause within one year of the occurrence of a change of control (as that term is defined in the SOP), an option may be extended for up to 12 months depending on the circumstances.

Restricted Stock. The Board may also award shares of Restricted Stock. The shares will be issued as restricted stock within the meaning of Rule 144 of the Securities Act of 1933, as amended. Such grant would set forth the terms and conditions of the award, including the imposition of a vesting schedule during which the grantee must remain in the employ of the Company in order to retain the shares under grant. If the grantee’s employment terminates during the period, the grant would terminate and the grantee would be required to return any unvested shares to the Company. However, the Board may provide complete or partial exceptions to this requirement as it deems equitable. Unless an Award specifically provides otherwise, any shares not otherwise vested shall vest upon the death, disability, termination, removal or resignation of the grantee for any reason other than for cause within one year of the occurrence of a Change of Control (as that term is defined in the 2010 SOP). The grantee cannot dispose of the shares prior to the expiration of forfeiture restrictions set forth in the grant. During this period, however, the grantee would be entitled to vote the shares and, at the discretion of the Board, receive dividends. Each certificate would bear a legend giving notice of the restrictions in the grant.

Performance Awards. The Board may grant Performance Units or Performance Shares in consideration of services performed or to be performed, under which payment may be made in shares of the Common Stock, a combination of shares and cash, or cash if the performance of the Company or any subsidiary or affiliate of the Company selected by the Board meets certain goals established by the Board during an award period. The Board would determine the goals, the length of an award period and the minimum performance required before a payment would be made. In order to receive payment, a grantee must remain in the employ of the Company until the completion of, and settlement under, the award period, except that the Board may provide complete or partial exceptions to that requirement as it deems equitable.

Other Stock or Performance-Based Awards. The Board also may grant shares of common stock or performance based Awards on the terms and conditions it determines in its discretion, as well as other rights not an Award otherwise described in the SOP but is denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock or cash as are deemed by the Board to be consistent with the purposes of the SOP. Such other stock or performance-based Awards may be in addition to, or in lieu of, cash or other compensation due the grantee.

S-8 REGISTRATION STATEMENT

On February 10, 2015, we filed a registration statement on Form S-8 registering 5,000,000 shares of common stock. As of the date of this Annual Report, no Stock Options have been granted.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2014 and to current date, we issued an aggregate of 20,000,000 shares of unregistered common stock and 100 Series A preferred shares as follows.

Common Stock

On February 9, 2015, we authorized the issuance of an aggregate 20,000,000 shares of our restricted common stock to Kun De International Holdings Group, a corporation organized under the laws of the Cayman Islands ("Kun De") at a per share price of $1.00. The 20,000,000 shares were issued in a private transaction to a none-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Kun De acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

Preferred Stock

On January 22, 2015, we authorized the issuance of an aggregate 100 shares of our Series A preferred stock at a per share price of $1.00 to Kun De. The 100 shares were issued in a private transaction to one non-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of Series A preferred stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Kun De acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013 should be read in conjunction with the Financial Statements and other information presented elsewhere in this annual report.

OVERVIEW

Through Kun De, our business operations have changed to a global supply chain company. Our current business concept is built on the announcement of Chinese President Xi Jinping at the 2014 APEC leaders meeting that China would be fully implementing the global value chain in the Asia-Pacific region, increase spending on capital building and assist developing country members to better integrate into the regional economic integration development value chain in order to realize common development.

A value chain is a chain of activities that a firm operating in a specific industry performs in order to deliver a valuable product or service for the market. The idea of the value chain is based on the process view of organizations - the idea of seeing a manufacturing (or service) organization as a system made up of subsystems each with inputs, transformation processes and outputs. Inputs, transformation processes and outputs involve the acquisition and consumption of resources - money, labor, materials, equipment, buildings, land, administration and management. How value chain activities are carried out determines costs and affects profits. (Michael Porter, "Competitive Advantage: Creating and Sustaining Superior Performance"). According to the OECD Secretary-General, the emergence of global value chains in the late 1990s has provided a catalyst for accelerated change in the landscape of international investment and trade with major and far-reaching consequences on governments as well as enterprises. (Angel Gurria, "The Emergence of Global Value Chains: What Do They Mean for Business". November 5, 2012).

Management believes that we are the only Chinese company focusing on "N+N" global value chain research, practice and guidance. Management further believes that we have created the fastest and most convenient operating mode built on a closed-loop system that crosses production and finance functions thus creating a global value chain cluster listed platform. Management has applied the results of western research and development of value chain to domestic Chinese companies creating a business platform that assists in control and management of company structure, design, production, logistics, warehousing and distribution of both internal and external resources with minimum risk thus achieving a win-win status.

Our strategy for 2015 will be to market and extend our sales and service provisions relating to the global supply value chain services. In the short term, management plans to raise funds through sales of our common stock to provide working capital to finance several our operations and the integration of new technologies and businesses.. We also intend to continue to strengthen our balance sheet by paying off debt either through exchange of equity for cancellation of debt obligations or the payment of debt obligations with cash.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

The following discussions are based on our financial statements. These charts and discussions summarize our financial statements for the years ended December 31, 2014 and 2013 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS

	Years ended December 31,
	2014	2013
Revenues, net	$-0-	$-0-
Cost of sales	-0-	-0-
Gross profit (loss)	-0-	-0-
Total operating expenses	169,139	9,347
Loss from operations	(169,139)	(9,347)
Total other income (expense)	-0-	-0-
Net loss	(169,139)	(9,347)
Net loss per share	$(0.00	$(0.00

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013.

Our net loss for fiscal year ended December 31, 2014 was ($169,139) compared to a net loss of ($9,347) during fiscal year ended December 31, 2013 (an increase in net loss of $159,792).

We did not generate any revenues during fiscal years ended December 31, 2014 or December 31, 2013.

During fiscal year ended December 31, 2014, we incurred operating expenses of $169,139 compared to $9,347 incurred during fiscal year ended December 31, 2013 (an increase of $159,792). These operating expenses incurred during fiscal year ended December 31, 2014 consisted of: (i) professional fees of $156,300 (2013: $1,839); and (ii) general and administrative of $12,839 (2014: $7,508).

During fiscal year ended December 31, 2014, our professional fees consisted of: (i) accounting fees of $25,920; (ii) global system software engineering fees of $nil ; (iii) legal fees of $10,500; (iv) consulting and other professional fees of $119,880; and (iv) management and operations of $12,839.

Operating expenses incurred during fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013 increased primarily due to the increase in professional fees of $154,461 based on the increased scale and scope of our business operations involving the global value system.

Thus, our loss from operations during fiscal year ended December 31, 2014 was ($169,139) compared to a loss from operations of ($9,347) during fiscal year ended December 31, 2013.

During fiscal years ended December 31, 2014 and December 31, 2012, we did not realize any other expense or income.

Therefore, we realized a net loss of ($169,139) or ($0.00) for fiscal year ended December 31, 2014 compared to a net loss of ($9,347) or ($0.00) for fiscal year ended December 31, 2013. The weighted average number of shares outstanding was 20,707,000 for both fiscal years ended December 31, 2014 and December 31, 2013.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2014

As of December 31, 2014, our current assets were $430 and our current liabilities were $252,503, which resulted in a working capital deficit of $252,073. As of December 31, 2014, current assets were comprised of $430 in cash. As of December 31, 2014, current liabilities were comprised of: (i) $85,028 in accounts payable and accrued expenses; (ii) $164,475 due to related parties; and (iii) $3,000 in convertible note- related party.

As of December 31, 2014, our total assets were $430 comprised of current assets. There was no increase or decrease in total assets during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013.

As of December 31, 2014, our total liabilities were $252,503 comprised of current liabilities. The increase in liabilities during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the increase in amounts due to related parties of $164,475.

Stockholders’ deficit increased from ($87,598) for fiscal year ended December 31, 2013 to ($252,073) for fiscal year ended December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2014, net cash flows used in operating activities was $64,475 compared to $-0- for fiscal year ended December 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $169,139 (2013: $9,347), which was partially adjusted by $4,664 (2013: $9,347) in forgiveness of shareholder loan.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2014 and December 31, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For fiscal years ended December 31, 2014 and December 31, 2013, net cash flows used in financing activities was $-0-.

PLAN OF OPERATION AND FUNDING

We have incurred losses for the past two fiscal years and had a net loss of $169,139 at fiscal year ended December 31, 2014. Our auditors have expressed substantial doubt that we can continue as a going concern. Management intends to finance our 2015 operations primarily with the potential revenue from sales of our global value chain system. Any cash short falls will be addressed through equity or debt financing, if available. Management expects revenues to commence in 2015 and hopefully to increase throughout 2015 but does not anticipate us reaching the point of profitability in the short term. We will need to continue to raise additional capital, both internally and externally, to cover cash shortfalls and to compete in our markets. At our current revenue levels management believes we will require an additional $1,200,000 in equity financing during the next 12 months to satisfy our cash requirements and to facilitate our business plan.

These operating costs include cost of sales, general and administrative expenses, salaries and benefits and professional fees related to contracting engineers. We have insufficient financing commitments in place to meet our expected cash requirements for 2015 and we cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2013, then we may be required to reduce our expenses and scale back our operations.

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2015. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2015, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph in their reports on the accompanying financial statements for December 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

During August 2014, we entered into an agreement for debt for $3,000, which can be converted into shares of our common stock at $0.001 per share or 3,000,000 shares. As there is no market for our shares of stock, the derivative calculation is not provided.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model that uses level 3unobservable inputs. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KUN DE INTERNATIONAL HOLDINGS INC

(A DEVELOPMENT STAGE COMPANY) FINANCIAL STATEMENTS (Audited) FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accountant

To the Board of Directors

Kun De International Holdings Inc.

Yihao Ge 41E

Gangyi Haoting Yard, Chuanbu Road

Louhu District, Shenzhen City

Guandong Province, China

We have audited the accompanying balance sheets of Kun De International Holdings Inc. (“the Company”) as of December 31, 2014 and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended. We relied on an audit previously performed by another auditor for the December 31, 2013 financial statement information. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

May 15, 2015

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Audited)

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$430	$430
Total Current Assets	$430	$430
Total Assets	$430	$430

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$85,028	$88,028
Due to related parties	$164,475	$-
Convertible note-related party	$3,000	$-
Total Current Liabilities	$252,503	$88,028
Total Liabilities	$252,503	$88,028

Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,677,000 shares issued and outstanding, respectively	$20,707	$20,707
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding, respectively	$-	$-
Additional paid-in capital	$991,903	$987,239
Deficit accumulated during development stage	$(1,264,683)	$(1,095,544)
Total Stockholders' Deficit	$(252,073)	$(87,598)
Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Audited)

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenues	$-	$-
Cost of Sales	$-	$-
Gross Margin	$-	$-

Operating Expenses
Professional Fees	$156,300	$1,839
General & Administrative Expenses	$12,839	$7,508
Total Operating Expenses	$169,139	$9,347

Loss from operations	$(169,139)	$(9,347)

Net Loss before Income Taxes	$(169,139)	$(9,347)

Income Tax Benefit	$-	$-

Net Loss	$(169,139)	$(9,347)

Net Loss per Common Share - Basic and Diluted	$(0.0082)	$(0.0005)

Weighted Average Number of Common Shares Outstanding Basic and Diluted	$20,707,000	$20,707,000

The accompanying notes are an integral part of these financial statements

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Audited)

	For the Years Ended
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities
Net Loss	$(169,139)	$(9,347)
Adjustment to reconcile net loss from operations:
Forgiveness of Shareholder Loan	$4,664	$9,347
Changes in Operating Assets and Liabilities
Due to related parties	$164,475	$-
Net Cash Used in Operating Activities	$-	$-

Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	$-	$-

Cash Flows from Investing Activities
Net Cash Provided by Financing Activities	$-	$-

Net Increase (Decrease) in Cash	$-	$-
Cash at Beginning of Period	$430	$430
Cash at End of Period	$430	$430

The accompanying notes are an integral part of these financial statements

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

Statement of Changes In Stockholders’ Equity

From December 4, 2008 (Inception) to December 31, 2014

(Audited)

	Common Stock		Additional Paid-In	Subscriptions Payable		Common Stock	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Receivables	Stage	Deficit

Balance, December 4, 2008 (Inception)	-	$-	$-	-	$-	$-	$-	$-
Shares issued to founder's	1,000,000	$1,000						$1,000
Net (loss) for the period							$(2,082)	$(2,082)
Balance, December 31, 2008	1,000,000	$1,000	$-	-	$-	$-	$(2,082)	$(1,082)
Shares issued for services ($0.001 per share)	7,500,000	$7,500						$7,500
Shares issued for cash ($0.001 per share)	7,185,000	$7,185						$7,185
Shares issued for cash ($0.10 per share)	1,667,000	$1,667	$165,033	(56,000)				$166,700
Shares issued for services ($0.10 per share)	125,000	$125	$12,375					$12,500
Net (loss) for the period							$(149,674)	$(149,674)
Balance, December 31, 2009	17,477,000	$17,477	$177,408	(56,000)	$-	$-	$(151,756)	$43,129
Shares to be issued					$9,000			$9,000
Share subscription received						$231,000		$231,000
Imputed interest			$729					$729
Net (loss) for the period							$(217,859)	$(217,859)
Balance, December 31, 2010	17,477,000	$17,477	$178,137	(56,000)	$9,000	$231,000	$(369,615)	$65,999
Shares issued for services ($0.20 per share)	120,000	$120	$23,880					$24,000
Shares issued for subscriptions	1,200,000	$1,200	$238,800		$(9,000)	$(231,000)		$-
Shares issued for license	1,175,000	$1,175	$233,825					$235,000
Shares issued for cash	435,000	$435	$30,565	56,000				$31,000
Shares issued for services	270,000	$270	$53,730					$54,000
Shareholder Capital Contribution			$201,628					$201,628
Net (loss) for the period							$(699,225)	$(699,225)
Balance, December 31, 2011	20,677,000	$20,677	$960,565	-	$-	$-	$(1,068,840)	$(87,598)
Shares issued for services	30,000	$30	$5,970					$6,000
Shareholder Capital Contribution			$11,357					$11,357
Net (loss) for the period							$(17,357)	$(17,357)
Balance, December 31, 2012	20,707,000	$20,707	$977,892	-	$-	$-	$(1,086,197)	$(87,598)
Shareholder Capital Contribution			$9,347					$9,347
Net (loss) for the period							$(9,347)	$(9,347)
Balance, December 31, 2013	20,707,000	$20,707	$987,239	-	$-	$-	$(1,095,544)	$(87,598)
Shareholder Capital Contribution			$4,664					$4,664
Net (loss) for the period							$(169,139)	$(169,139)
Balance, December 31, 2014	20,707,000	$20,707	$991,903	-	$-	$-	$(1,264,683)	$(252,073)

The accompanying notes are an integral part of these financial statements

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kun De International Holdings Inc. formerly Secure Luggage Solutions, Inc. (the "Company") is a for profit corporation established under the corporation laws in the State of Delaware, United States of America on December 4, 2008.

The Company is a development stage enterprise as a global supply chain company. The Company's current business concept is built on the announcement of Chinese President Xi Jinping at the 2014 APEC leaders meeting that China would be fully implementing the global value chain in the Asia-Pacific region, increase spending on capital building and assist developing country members to better integrate into the regional economic integration development value chain in order to realize common development.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31, 2014 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Kun De International Holdings Inc.,” “we,” “us,” “our” or the “company” are to Kun De International Holdings Inc.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2014 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through December 31 2014 of $1,264,683.

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

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

Revenue Recognition

The Company has not recognized any revenues since inception.

Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014.

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

Recently Issued Accounting Principles

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, "Development Stage Entities" ("ASU 2014-10") which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. During the year ended December 31, 2014 we elected to early adopt ASU 2014-10. The adoption of this standard allowed the company to remove the inception to date information and all references to development stage.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 5 – CAPTIAL STOCK

On November 26, 2014, World Financial Holdings Group purchased 17,487,000 shares of common stock from the prior shareholder pursuant to a Stock and Note Purchase Agreement dated August 14, 2014. As a result there was a change in control of the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2013, the officers paid the expenses of the company in the amount $9,347. This amount was allocated to Additional Paid-In-Capital.

In 2014, the officers paid for expenses of the company in the amount of $4,664. This amount was allocated to Additional Paid-In-Capital.

KUN DE INTERNATIONAL HOLDINGS INC (A DEVELOPMENT STAGE COMPANY)

NOTE 7 – CONVERTIBLE NOTE

In August of 2014, the Company entered into an agreement for $3,000 of debt to be converted into stock at $0.001 per share or 3,000,000 shares. As there is no market for the stock and it has never traded the derivative calculation is not present.

NOTE 8 – INCOME TAX

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions for any of the reporting periods presented.

NOTE 9 – SUBSEQUENT EVENTS

On January 22, 2015, the Company’s Board of Directors authorized the issuance of 100 shares of Series A preferred stock to Kun De International Holdings Group, Inc. a corporation organized under the laws of the Cayman Islands ("Kun De") at a per share price of $1.00.

On February 9, 2015, the Company’s Board of Directors authorized the issuance of 20,000,000 shares of restricted common stock to Kun De International Holdings Group, Inc. a corporation organized under the laws of the Cayman Islands ("Kun De") at a per share price of $1.00 which resulted in a change in control of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We engaged Hillary CPA Group, Certified Public Accountants (“Hillary") as our principal independent registered public accounting firm effective April 16, 2015. Concurrent with this appointment, we dismissed Terry L. Johnson (“Johnson”), effective April 16, 2015. The decision to change our principal independent registered public accounting firm has been approved by our Board of Directors.

The report of Johnson on our financial statements for fiscal year ended December 31, 2013 and December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended December 31, 2013 and during the subsequent period through to the date of Johnson's dismissal, there were no disagreements between us and Johnson, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference thereto in its report on our audited financial statements.

The Company has provided Johnson with a copy of this Current Report on Form 8-K and has requested that Johnson furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not Johnson agrees with the statements made in this Current Report on Form 8-K with respect to Johnson and, if not, stating the aspects with which they do not agree. The Company has received the requested letter from Johnson wherein they have confirmed their agreement to the Company’s disclosures in this Current Report with respect to Johnson. A copy of Johnson’s letter is filed as an exhibit to this Current Report.

In connection with the Company’s appointment of Hillary as the Company’s principal registered accounting firm at this time, the Company has not consulted Hillary on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements during the two most recent fiscal years (December 31, 2014 and December 31, 2013) and subsequent interim period through the date of engagement.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our recSOPts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 1993") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2015 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

In accordance with the terms and provisions of the Stock Purchase Agreement, we accepted the resignation of our sole officer and director, Bauer as President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer, effective November 26, 2014. Simultaneously, the Board of Directors appointed the following individuals: (i) Shuquan Chen as a member of the Board of Directors and the Chief Executive Officer, Secretary and Treasurer/Chief Financial Officer; and (ii) Juan Gu as a member of the Board of Directors and the President.

The following table includes the names and positions held of our executive officers and directors:

NAME	AGE	POSITION	DIRECTOR SINCE
Shuquan Chen	49	Chief Executive Officer, Secretary, Treasurer and Director	2014

Juan Gu	41	President and Director	2014

Shuquan Chen Biography. During the past twenty years, Mr. Chen has been involved with a number of companies and is considered a prominent and representative entrepreneur in Guangdong Province, China, leading with reform and innovation in the investment management industries. Under Mr. Chen's leadership, the companies he has founded lead in the investment industry with many major innovations by valuing supply chain and choosing investment orientation accurately. Mr. Chen has made a positive contribution in promoting reform and development of China's investment industry.

From approximately October 2012 to current date, Mr. Chen was the chairman of the board of directors of Guangzhou Feng Dequan Education Co., Ltd., which under his management resulted in the expansion of educational institutions in a substantial number of cities in China with more than 100 individual clients and 58 educations. The company has become recognized as a leading expert in early education and represents the largest educational brand. From approximately December 2011 to current date, Mr. Chen is also the founder and chief executive officer of Guangxi Weilong Investment (Weilong Technoloy Park) Co., Ltd.

From approximately early 2005 through September 2014, Mr. Chen was the chairman and founder of Guangdong World Venture Capital Co., Ltd., where during ten years he built the company from a start-up organization with eight employees to a 1,000,000 RMB investment fund, which is now a well-known investment group in the Guangdong Province. The investments covered real estate, small loan companies, education, supply chains and other fields. Guangdong World Venture Capital Co. Ltd. invested and held shares of Feng Dequan Education Consulting Co. Ltd. resulting in Feng Dequan Consulting Co. Ltd. becoming a premier educational brand in the field of early education in China. From approximately August 1992 through December 2012, Mr. Chen was also the chairman of Guangzhou Yifu Engineering Design Co., Ltd.

Mr. Chen is also active in the Chinese educational charities. Together with Feng Dequan Education Consulting Co. Ltd., the father of China's early education and the Working Committee for the Care of the Next Generation, Mr. Chen established the "Sunshine Education Charity Feng Dequan Fund", which is committed to help children in poor areas get education, care for children's growth, support for development of early education in poor areas and building more public welfare charity. In September 2014, Chen Shuquan officially resigned from the Guangdong World Venture Capital to be the Chief Executive Officer of the Company. Mr. Chen is confident that he will be able to lead the Company to become one of China's top industry supply chain groups.

Mr. Chen attended and earned a bachelor degree in economics from Beijing Normal University.

Juan Gu Biography. During the past ten years, Ms. Gu has been involved in multi-faceted industries involving cultural creativity, film and television, pensions, insurance, industry supply chain, value chain and system financing as well as banking, securities, trust, and asset management fund. From approximately December 2013 to current date, Ms. Gu has been the founder and chairman of the board of directors of Shenzhen Kun De Asset and Resources Management, which is a company providing supply chain financial services, managing capital flow and logistics, controlling or minimizing risk for small to medium-sized company in mainland China. Her duties included: (i) operation of the supply chain operating system, which had a remarkable achievements; (ii) comprehensive application of supply chain technology to micro, small and medium enterprises in China to achieve market multiple production, optimize assets and capital allocation, thus to realizing a more scientific industry; and (iii) new academic achievements and subversive business model, which has gained recognition and support by many national related departments.

From approximately October 2005 through December 2013, Ms. Gu was the chief secretary of party committee at China Association of Rule and Law, which is a non-profit association consisting of news media groups, the legal system, journalists, cultural workers and legal services volunteers in Jiangsu Province. Her duties included: (i) handling crisis public relations for over twenty-one local governments and three hundred companies and corporations; (ii) .researched and explored effects of supply chain technology and achievement on tax, enterprises, the society and the country industrial structure in the United States, Japan and Western Europe countries; (iii) developed the “Six Dimensional Supply Chain” theory, which was tailored to the unique characteristics of the Chinese socialist; and (iv) utilized results of the backward mode of thinking to optimize, combine and associate small and medium-sized companies with big commerce chambers, to integrate an industrial supply chain, and achieve a large closed-loop operating systems in China.

From approximately April 2003 through October 2005, Ms. Gu was employed at Cosco Shipyard Corporation, which is a large enterprise group specializing in large vessel building, marine engineering construction and conversion, and providing services in ship repairing and building sets, where she was the secretary of party committee From approximately July 1997 through April 2003, Ms. Gu was employed at the News Media Corporation, which is a state owned media company, where she engaged in news editing and writing. From approximately June 1996 through July 1999, Ms. Gu was employed at Sutong Petrochemical Corporation, where she was a general agent of The Chevrolet Group Caltex Lubricants for the greater China area. Her duties included: (i) officer administrator where she modified internal policies resulting a 30% increase in three months of the overall company's performance; (ii) promoted to executive president and national sales director pursuant to which company sales increased five times; and (iii) partnered with Caltrex and Shanghai Oil Refinery Factory to successfully establish Shanghai Gaoqiao Caltrex Company.

Ms. Gu attended and earned a Bachelor's degree in economics and management at the Nanjing University of Aeronautics and Astronautics in 1996. Ms. Gu is the author of two literature pieces "Days in Haixing" and "Composed Hymns of Youth".

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

CORPORATE GOVERNANCE MATTERS

Audit Committee

As of the date of this Annual Report, we do not have an audit committee. We intend to establish an audit committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties would be to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Board Independence

Neither Mr. Chen nor Ms. Gu qualify as “independent” directors, as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. As a requirement to a future listing of our common stock on The Bulletin Board or the NASDAQ Capital Market or other exchange, we intend to retain independent directors. The Board of Director’s composition (and that of our committees) will be subject to the corporate governance provisions of its primary trading market, including the requirement for appointment of independent directors in accordance with the Sarbanes-Oxley Act of 2002, and regulations adopted by the SEC and NASD pursuant thereto.

Audit Committee Financial Expert.

Our Board of Directors has determined that we do not have an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our Board of Directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We intend to establish a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer any stock option plans and recommend and approve grants of stock options under such plans.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2014, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION

During fiscal years ended December 31, 2014 and 2013, none of our officers or directors earned any salaries per the below table:

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Donald Bauer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
(Prior President/Chief Executive Officer, Chief Financial Officer/Treasurerand Director)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Shuquan Chen	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer and Director)

Juan Gu	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and a Director

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment contracts between us or our executive officers.

DIRECTORS COMPENSATION

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2014 and December 31, 2013.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of May 26, 2015, regarding the beneficial ownership of our common and Series A Preferred Stock: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our Chief Executive Officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 40,677,000 shares of common stock outstanding as of May 26, 2015. The percentage of beneficial ownership of preferred stock is based upon 100 shares of Series A preferred stock outstanding as of May 26, 2015.

		NUMBER OF SHARES	PERCENT OF SHARES
	TITLE	BENEFICIALLY	BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Shuquan Chen	Common	14,117	0.0003%
Yihao Ge 41E Gangyi Haoting Yard, Chuanbu Road Luohu District, Shenzhen City Guandong Province, China

Juan Gu	Common	17,253	0.0004%
Yihao Ge 41E Gangyi Haoting Yard, Chuanbu Road Luohu District, Shenzhen City Guandong Province, China

All Directors and officers as a Group (2 Persons)	Common	31,370	0.0007%

5% or Greater Beneficial Holders

Kun De International Holdings Group Inc.	Common	20,000,000	49.167%
Floor 4, Willow House, Cricket Square P.O. Box 2804, Grand Cayman KYi-1112 Cayman Islands

	Preferred (1)	100	100.0%

(1) The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders. We have one class of preferred stock, which we named “Series A.” If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of: i) the total number of shares of common stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of Series B and Series C Preferred Stocks which are issued and outstanding at the time of voting. Therefore, at the date of this Annual Report, Kun De has the power to vote 162,708,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

During fiscal year 2013, the sole officer and director paid our expenses in the amount of $9,347. This amount was allocated to additional paid-in-capital.

During fiscal year 2014, the officers paid for our expenses in the amount of $4,664. This amount was allocated to additional paid-in-capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our principal accountant. For the annual audit for the year ended December 31, 2012, we initially engaged the firm of Seale and Bears, CPAs, LLC, but we terminated that firm and engaged Stegman & Company. For the annual audit for the year ended December 31, 2011, we engaged the firm of Seale and Bears CPA, LLC.

	2014	2013
Audit fees	$4,000	$8,000
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

AUDIT FEES

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PRE-APPROVAL POLICIES

Our audit committee does not rely on pre-approval policies and procedures. Typically, Management has sought out audit firm candidates and presented them to the audit committee. Before the auditor renders audit and non-audit services our board of directors approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2011)

3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on January 2, 2015).

10.1	Agency Fee Agreement with AMF Services Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.2	Turner Key Consulting Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.3	Air Consult Associates Agreement dated June 29, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.4	Air Consult Associates Agreement dated November 17, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on January 8, 2010)

10.5	Consulting Agreement with Moody Capital, LLC and Moody Capital Solutions Inc. dated December 22, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on April 14, 2010)

10.6	Exclusive License Agreement dated November 7, 2010 (incorporated by reference from our Registration Statement on Form 8-K filed on November 15, 2010)

10.7	Agreement with Chenergy Service Inc. dated February 14, 2011 (incorporated by reference from our Registration Statement on Form 8-K filed on February 17, 2011)

10.8	2011 Stock option plan dated March 31, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 6, 2011)

10.9	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 6, 2011)

10.10	2015 Flexible Stock Option Plan of Kun De International Holdings Inc. (incorporated by reference from our S-8 registration statement filed on February 10, 2015).

16.1	Letter from Terry L. Johnson dated April 23, 2015 (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2015).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 301 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 1, 2015.

KUN DE INTERNATIONAL HOLDINGS INC.

By:	/s/ Shuquan Chen
Shuquan Chen
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer)

Each person whose signature appears below appoints Shuquan Chen as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of Kun De International Holdings Inc. and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Shuquan Chen	Director, Chief Executive Officer and Treasurer/Chief Financial Officer and Secretary	June 1, 2015
Shuquan Chen

/s/ Juan Gu	President and Director	June 1, 2015
Juan Gu

