Form 10-Q
period 2015-03-31
KUN DE INTERNATIONAL HOLDINGS INC.
filed 2015-06-18
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-162518

KUN DE INTERNATIONAL HOLDINGS INC.
(Name of small business issuer in its charter)

Delaware	68-0677444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Yihao Ge 41E

Gangyi Haoting Yard, Chuanbu Road

Louhu District, Shenzhen City

Guandong Province, China

(Address of principal executive offices)

+86 (755) 8885-5778

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 10, 2015
Common Stock, $0.001	40,677,000

KUN DE INTERNATIONAL HOLDINGS INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

Forward-Looking Information

This Quarterly Report of Kun De International Holdings Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

KUN DE INTERNATIONAL HOLDINGS INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash	$430	$430
Total Current Assets	430	430
Total Assets	430	430

Liabilities
Current Liabilities
Accounts payable and accrued expenses	85,028	85,028
Due to related parties	256,405	164,475
Convertible note-related party	3,000	3,000
Total Current Liabilities	344,433	252,503
Total Liabilities	344,433	252,503

Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,677,000 shares issued and outstanding, respectively	40,707	20,707
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 0 share issued and outstanding, respectively	-	-
Additional paid-in capital	20,972,003	991,903
Subscriptions receivables	(20,000,100)	-
Deficit accumulated during development stage	(1,356,613)	(1,264,683)
Total Stockholders' Deficit	(344,003)	(252,073)
Total Liabilities and Stockholders' Deficit	$430	$430

The accompanying notes are an integral part of these financial statements

KUN DE INTERNATIONAL HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the three months Ended
	March 31,	March 31,
	2015	2014
Revenues	$-	$-
Cost of Sales	-	-
Gross Margin	-	-

Operating Expenses
Professional Fees	90,735	460
General & Administrative Expenses	1,195	1,877
Total Operating Expenses	91,930	2,337

Loss from opertions	(91,930)	(2,337)

Net Loss before Income Taxes	(91,930)	(2,337)

Income Tax Benefit	-	-

Net Loss	$(91,930)	$(2,337)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	20,707,000	20,707,000

The accompanying notes are an integral part of these financial statements

KUN DE INTERNATIONAL HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

From December 4, 2008 (Inception) to March 31, 2015

	Common Stock		Preferred Stock		Additional Paid-In	Subscriptions Receivables		Common Stock	Accumulated Deficit During Development	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivables	Stage	Deficit

Balance, December 4, 2008 (Inception)	-	$-	-	$-	$-	-	$-	$-	$-	$-
Shares issued to founder's	1,000,000	1,000								1,000
Net (loss) for the period									(2,082)	(2,082)
Balance, December 31, 2008	1,000,000	1,000	-	-	-	-	-	-	(2,082)	(1,082)
Shares issued for services ($0.001 per share)	7,500,000	7,500								7,500
Shares issued for cash ($0.001 per share)	7,185,000	7,185								7,185
Shares issued for cash ($0.10 per share)	1,667,000	1,667			165,033	(56,000)				166,700
Shares issued for services ($0.10 per share)	125,000	125			12,375					12,500
Net (loss) for the period									(149,674)	(149,674)
Balance, December 31, 2009	17,477,000	17,477	-	-	177,408	(56,000)	-	-	(151,756)	43,129
Shares to be issued							9,000			9,000
Share subscription received								231,000		231,000
Imputed interest					729					729
Net (loss) for the period									(217,859)	(217,859)
Balance, December 31, 2010	17,477,000	17,477	-	-	178,137	(56,000)	9,000	231,000	(369,615)	65,999
Shares issued for services ($0.20 per share)	120,000	120			23,880					24,000
Shares issued for subscriptions	1,200,000	1,200			238,800		(9,000)	(231,000)		-
Shares issued for license	1,175,000	1,175			233,825					235,000
Shares issued for cash	435,000	435			30,565	56,000				31,000
Shares issued for services	270,000	270			53,730					54,000
Forgiveness of shareholder loan					201,628					201,628
Net (loss) for the period									(699,225)	(699,225)
Balance, December 31, 2011	20,677,000	20,677	-	-	960,565	-	-	-	(1,068,840)	(87,598)
Shares issued for services	30,000	30			5,970					6,000
Forgiveness of shareholder loan					11,357					11,357
Net (loss) for the period									(17,357)	(17,357)
Balance, December 31, 2012	20,707,000	20,707	-	-	977,892	-	-	-	(1,086,197)	(87,598)
Forgiveness of shareholder loan					9,347					9,347
Net (loss) for the period									(9,347)	(9,347)
Balance, December 31, 2013	20,707,000	20,707	-	-	987,239	-	-	-	(1,095,544)	(87,598)
Forgiveness of related parties debt					4,664					4,664
Net (loss) for the period									(169,139)	(169,139)
Balance, December 31, 2014	20,707,000	20,707	-	-	991,903	-	-	-	(1,264,683)	(252,073)
Shares issued for cash			100	-	100		(100)			-
Shares issued for cash	20,000,000	20,000			19,980,000		(20,000,000)			-
Net (loss) for the period									(91,930)	(91,930)
Balance, March 31, 2015	40,707,000	40,707	100	-	20,972,003	-	(20,000,100)	-	(1,356,613)	(344,003)

The accompanying notes are an integral part of these financial statements

KUN DE INTERNATIONAL HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the three months Ended
	March 31,	March 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(91,930)	$(2,337)
Adjustment to reconcile nt loss from operations:
Forgiveness of Shareholder Loan	-
Changes in Operating Assets and Liabilities
Due to related parties	91,930	2,337
Net Cash Used in Operating Activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	430	430
Cash at End of Period	$430	$430

The accompanying notes are an integral part of these financial statements

Kun De International Holdings Inc.

formerly Secure Luggage Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kun De International Holdings Inc. formerly Secure Luggage Solutions, Inc. (the "Company") was organized under the laws of the State of Delaware on December 4, 2008.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2015 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through March 31 2015 of $1,356,613.

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

Revenue Recognition

The Company has not recognize any revenues since inception.

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

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 4 – LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 5 – CAPITAL STOCK

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In 2014, the officers paid for expenses of the Company in the amount of $4,664. This amount was allocated to Additional Paid-In Capital.

NOTE 7 – CONVERTIBLE NOTE

In August of 2014, the Company entered into an agreement for debt of $3,000 to be converted into stock at $0.001 per share or 3,000,000 shares. As there is no market for the stock and it has never traded the derivative calculation is not present.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

We were incorporated in the State of Delaware on December 4, 2008 under the name "Secure Luggage Solutions Inc.". On August 14, 2014, our sole officer and director, Donald E. Bauer ("Bauer"), entered into that certain stock and debt purchase agreement dated August 14, 2014 (the "Stock & Debt Purchase Agreement") with World Financial Holdings Group ("World Financial"). In accordance with the terms and provisions of the Stock & Debt Purchase Agreement, the shares were transferred to World Financial and Bauer tendered his resignation as our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole director. Thus there was a change in control.

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

CURRENT BUSINESS OPERATIONS

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

SUMMARY COMPARISON OF OPERATING RESULTS

	Three Month Period Ended March 31
	2015	2014
Revenues, net	$-0-	$-0-
Operating Expenses	91,930	2,337
Loss from Operations	(91,930)	(2,337)

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014

During the three month periods ended March 31, 2015 and March 31, 2014, we did not generate any revenue. During the three month period ended March 31, 2015, we incurred operating expenses of $91,930 compared to $2,337 incurred during the three month period ended March 31, 2014, an increase of $89,593. Operating expenses generally consisted of: (i) professional fees of $90,735 (2014: $460); and (ii) general and administrative expenses of $1,195 (2014: $1,877). The increase in operating expenses was primarily attributable to the increase in professional fees based on the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

After deducting operating expense, we realized a net loss for the three month period ended March 31, 2015 of ($91,930) compared to a net loss of ($2,337) during the three month period ended March 31, 2014, an increase of $89,593 due to the factors discussed above. The weighted average number of shares outstanding was 20,707,000 for the three month periods ended March 31, 2015 and March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2015

As of March 31, 2015, our current assets were $430 and our current liabilities were $344,433, which resulted in a working capital deficit of $344,003. As of March 31, 2015, current assets were comprised of $430 in cash. As of March 31, 2015, our current liabilities were comprised of: (i) $85,028 in accounts payable and accrued expense; (ii) $256,405 due to related parties; and 9iii) $3,000 in convertible note-related party.

There was no decrease or increase in total assets during the three month period ended March 31, 2015 from fiscal year ended December 31, 2014.

There was an increase in total liabilities of $91,930 from fiscal year ended December 31, 2014 primarily due to the increase in amounts due to related parties.

Cash Flows from Operating Activities

For the three month periods ended March 31, 2015 and March 31, 2014, net cash flows used by operating activities was $-0- . During the three month period ended March 31,. 2015, net cash flows used in operating activities consisted primarily of a net loss of $91,930 (2014: $2,337), which was changed by an increase of ($91,930) (2014: $2,337) in amounts due to related parties.

Cash Flows from Investing Activities

For the three month periods ended March 31, 2015 and March 31, 2014, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the three month periods ended March 31, 2015 and March 31, 2014, net cash flows from financing activities was $-0-.

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

As of March 31, 2015, we owe related parties an aggregate $256,405. These amounts relate to loans made to us by related parties for working capital.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2014 and December 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2015, we issued an aggregate of 20,000,000 shares of unregistered common stock and 100 Series A preferred shares as follows.

Common Stock

On February 9, 2015, we authorized the issuance of an aggregate 20,000,000 shares of our restricted common stock to Kun De International Holdings Group, a corporation organized under the laws of the Cayman Islands ("Kun De") at a per share price of $0.001. The 20,000,000 shares were issued in a private transaction to one-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Kun De acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

(b)	Exhibits required by Item 601.

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2011)

3.4	Certificate of Amendment to the Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on January 2, 2015).

10.1	Agency Fee Agreement with AMF Services Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.2	Turner Key Consulting Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.3	Air Consult Associates Agreement dated June 29, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on October 16, 2009)

10.4	Air Consult Associates Agreement dated November 17, 2009 (incorporated by reference from our Registration Statement on Form S-1/A filed on January 8, 2010)

10.5	Consulting Agreement with Moody Capital, LLC and Moody Capital Solutions Inc. dated December 22, 2009 (incorporated by reference from our Registration Statement on Form S-1 filed on April 14, 2010)

10.6	Exclusive License Agreement dated November 7, 2010 (incorporated by reference from our Registration Statement on Form 8-K filed on November 15, 2010)

10.7	Agreement with Chenergy Service Inc. dated February 14, 2011 (incorporated by reference from our Registration Statement on Form 8-K filed on February 17, 2011)

10.8	2011 Stock option plan dated March 31, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 6, 2011)

10.9	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 6, 2011)

10.10	2015 Flexible Stock Option Plan of Kun De International Holdings Inc. (incorporated by reference from our S-8 registration statement filed on February 10, 2015).

16.1	Letter from Terry L. Johnson dated April 23, 2015 (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2015).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 301 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	XBRL Interactive Data File.

__________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUN DE INTERNATIONAL HOLDINGS INC.

Date: June 17, 2015	By:	/s/ Shuquan Chen
Shuquan Chen
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer)

