Form 10-Q
period 2015-09-30
KUN DE INTERNATIONAL HOLDINGS INC.
filed 2015-12-02
CIK 1472277

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
(Issuer's telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of October 28, 2015
Common Stock, $0.001	40,707,000

KUN DE INTERNATIONAL HOLDINGS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

Forward-Looking Information

This Quarterly Report of Kun De International Holdings, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," "intends," "objectives," and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

KUN DE INTERNATIONAL HOLDINGS INC.
BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash	$9,836	$430
Total Current Assets	9,836	430
Total Assets	9,836	430

Liabilities
Current Liabilities
Accounts payable and accrued expenses	85,028	85,028
Due to related parties	282,010	164,475
Convertible note-related party	3,000	3,000
Total Current Liabilities	370,038	252,503
Total Liabilities	370,038	252,503
Commitments and Contingencies
Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,707,000 and 20,707,000 shares issued and outstanding, respectively	40,707	20,707
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 100 and 0 share issued and outstanding, respectively	-	-
Additional paid-in capital	991,903	991,903
Subscriptions receivables	(6,284)	-
Accumulated deficit	(1,386,528)	(1,264,683)
Total Stockholders' Deficit	(360,202)	(252,073)
Total Liabilities and Stockholders' Deficit	$9,836	$430

See Notes to Financial Statements

KUN DE INTERNATIONAL HOLDINGS INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months Ended		For the nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses
Professional Fees	10,500	-	112,275	920
General & Administrative Expenses	8,270	-	9,570	3,744
Total Operating Expenses	18,770	-	121,845	4,664

Loss from opertions	(18,770)	-	(121,845)	(4,664)

Net Loss before Income Taxes	(18,770)	-	(121,845)	(4,664)

Income Tax Benefit	-	-	-	-

Net Loss	$(18,770)	$-	$(121,845)	$(4,664)

Net Loss per Common Share - Basic and Diluted	$(0)	$-	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	40,707,000	20,677,000	37,142,857	20,677,000

See Notes to Financial Statements

KUN DE INTERNATIONAL HOLDINGS INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
From December 31, 2013 to September 30, 2015

					Additional			Total
	Common Stock		Preferred Stock		Paid-In	Subscriptions	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Deficit

Balance, December 31, 2013	20,707,000	$20,707	-	$-	$987,239	$-	$(1,095,544)	$(87,598)
Forgiveness of related parties debt					4,664			4,664
Net (loss) for the period							(169,139)	(169,139)
Balance, December 31, 2014	20,707,000	$20,707	-	$-	$991,903	$-	$(1,264,683)	$(252,073)
Shares issued for cash			100	-				-
Shares issued for cash	20,000,000	20,000				(6,284)		13,716
Net (loss) for the period							(121,845)	(121,845)
Balance, September 30, 2015	40,707,000	$40,707	100	$-	$991,903	$(6,284)	$(1,386,528)	$(360,202)

See Notes to Financial Statements

KUN DE INTERNATIONAL HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended
	September 30,	September 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(121,845)	$(4,664)
Adjustment to reconcile nt loss from operations:
Forgiveness of Shareholder Loan	-
Changes in Operating Assets and Liabilities
Due to related parties	117,535	4,664
Net Cash Used in Operating Activities	(4,310)	-

Cash Flows from Financing Activities
Shares Subscriptions Received	13,716	-
Net Cash Provided by Financing Activities	13,716	-

Cash Flows from Investing Activities
Purchase of Assets
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	9,406	-
Cash at Beginning of Period	430	430
Cash at End of Period	$9,836	$430

See Notes to Financial Statements

Kun De International Holdings Inc.

formerly Secure Luggage Solutions, Inc.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying condensed balance sheet as of December 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited financial information of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015, has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on June 1, 2015.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception December 4, 2008 through September 30, 2015 of $1,386,528.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

The Financial Statements and related disclosures as of December 31, 2014 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC").

Unless the context otherwise requires, all references to "Kun De International Holdings Inc.," "we," "us," "our" or the "company" are to Kun De International Holdings Inc.

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

Fair value of financial instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Stock-based compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Recently Issued Accounting Principles

On June 12, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-10 —Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240—Technical Corrections and Improvements, which has been deleted.

On May 21, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-09 —Financial Services —Insurance (Topic 944). The objectives of the amendments in this Update are to increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability through consistently disclosed information, and provide financial statements users with information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates.

On May 8, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-08 —Business Combinations (Topic 805). This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115.

On May 1, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-07 —Fair Value Measurement (Topic 820). Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. To address the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized, the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14B—Fair Value Measurement—Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820), which has been deleted.

On April 30, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-06 —Earnings Per Share (Topic 260). Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A—Earnings Per Share—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted.

On April 15, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-05 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40). The objective of the amendments in this Update is to address the concerns of stakeholders that the lack of guidance about a customer's accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in this Update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-230—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which has been deleted.

On April 15, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-04 —Compensation —Retirement Benefits (Topic 715). The amendments in this Update would provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-260—Compensation—Retirement Benefits (Topic 715), which has been deleted.

On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-03 —Interest —Imputation of Interest (Subtopic 835-30). To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted.

On February 18, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-02 —Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-220—Consolidation (Topic 810), which has been deleted.

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-01 —Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220—Income Statement—Extraordinary Items (Subtopic 225-20), which has been deleted.

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

On January 22, 2015, the Company's Board of Directors authorized the issuance of 100 shares of Series A preferred stock to Kun De International Holdings Group, Inc. a corporation organized under the laws of the Cayman Islands ("Kun De") at a per share price of $1.00.

On February 9, 2015, the Company's Board of Directors authorized the issuance of 20,000,000 shares of restricted common stock to Kun De International Holdings Group, Inc. a corporation organized under the laws of the Cayman Islands ("Kun De") at a per share price of $0.001 which resulted in a change in control of the Company. As of September 30, 2015, the Company received $13,716 of the $20,000 subscribed.

NOTE 6 – RELATED PARTY TRANSACTIONS

For the year ended 2014, the officers paid for expenses of the Company in the amount of $4,664. This amount was allocated to Additional Paid-In Capital. Certain shareholders paid for expenses of the Company in the amounts of $164,475. The outstanding amount owed to shareholder as of June 30, 2014 was $164,475.

For the ninemonths ended, certain shareholders paid for expenses of the Company in the amounts of $121,845. The outstanding amount owed to shareholder as of September 30, 2015 was $282,010.

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

NOTE 8 – INCOME TAX

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the resultsof operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions for any of the reporting periods presented.

Net deferred tax assets consist of the following components as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

NOL carryover	$207,979	$189,702
Less: Valuation allowance	(207,979)	(189,702)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	September 30,	December 31,
	2015	2014

Federal income tax rate	15%	15%
Less: Valuation allowance	(15)%	(15)%
Effective income tax rate	-%	-%

At September 30, 2015, the Company had net operating loss carry forwards of approximately $1,386,528 that may be offset against future taxable income. No tax benefit has been reported for the period ended September 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

On August 18, 2014, our Board of Directors and the majority shareholders approved an amendment to the articles of incorporation to change our name to "Kun De International Holdings Inc." (the "Name Change Amendment"). The Amendment was filed with the Secretary of State of Delaware on August 21, 2014 changing our name to "Kun De International Holdings Inc." (the "Name Change"). The Name Change was effected to better reflect our future business operations.

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

SUMMARY COMPARISON OF OPERATING RESULTS
	Nine Month Period Ended September 30
	2015	2014
Revenues, net	$-0-	$-0-
Operating Expenses	121,845	4,664
Loss from Operations	(121,845)	(4,664)

Nine Month Period Ended September 30, 2015 Compared to Nine Month Period Ended September 30, 2014

During the nine month periods ended September 30, 2015 and September 30, 2014, we did not generate any revenue. During the nine month period ended September 30, 2015, we incurred operating expenses of $121,845 compared to $4,664 incurred during the nine month period ended September 30, 2014, an increase of $117,181. Operating expenses generally consisted of: (i) professional fees of $112,275 (2014: $920); and (ii) general and administrative expenses of $9,570 (2014: $3,744). The increase in operating expenses was primarily attributable to the increase in professional fees based on the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

After deducting operating expense, we realized a net loss for the nine month period ended September 30, 2015 of ($121,845) compared to a net loss of ($4,664) during the nine month period ended September 30, 2014, an increase of $117,181 due to the factors discussed above. The weighted average number of shares outstanding was 37,142,857 for the nine month period ended September 30, 2015 and 20,677,000 for the nine month period ended September 30, 2014.

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014

During the three month periods ended September 30, 2015 and September 30, 2014, we did not generate any revenue. During the three month period ended September 30, 2015, we incurred operating expenses of $18,770 compared to $-0- incurred during the three month period ended September 30, 2014, an increase of $18,770. Operating expenses generally consisted of: (i) professional fees of $10,500 (2014: $-0-); and (ii) general and administrative expenses of $8,270 (2014: $-0-). The increase in operating expenses was primarily attributable to the increase in professional fees based on the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

After deducting operating expense, we realized a net loss for the three month period ended September 30, 2015 of ($18,770) compared to a net loss of ($-0-) during the three month period ended September 30, 2014, an increase of $18,770 due to the factors discussed above. The weighted average number of shares outstanding was 40,707,000 for the three month period ended September 30, 2015 and 20,677,000 for the three month period ended September 30, 2014

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2015

As of September 30, 2015, our current assets were $9,836 and our current liabilities were $370,038, which resulted in a working capital deficit of $360,202. As of September 30, 2015, current assets were comprised of $9,836 in cash. As of September 30, 2015, our current liabilities were comprised of: (i) $85,028 in accounts payable and accrued expense; (ii) $282,010 due to related parties; and iii) $3,000 in convertible note-related party.

There was an increase in total assets during the nine month period ended September 30, 2015 from fiscal year ended December 31, 2014 based upon the increase of cash.

There was an increase in total liabilities of $108,129 during the nine month period ended September 30, 2015 from fiscal year ended December 31, 2014 primarily due to the increase in amounts due to related parties.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2015, net cash flows used by operating activities was $4,310 compared to net cash flows used by operating activities of $-0- during the nine month period ended September 30, 2014. During the nine month period ended September 30, 2015, net cash flows used in operating activities consisted primarily of a net loss of $121,845 (2014: $4,664), which was changed by an increase of $117,535 (2014: $4,664) in amounts due to related parties.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2015 and September 30, 2014, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2015, net cash flows from financing activities was $13,716 compared to net cash flows from financing activities of $-0- for the nine month period ended September 30, 2014. During the nine month period ended September 30, 2015, we received proceeds from stock issuance of $13,716.

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

As of September 30, 2015, we owe related parties an aggregate $272,604. These amounts relate to loans made to us by related parties for working capital.

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

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management's report on internal control over financial reporting.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the third quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2015, we issued an aggregate of 20,000,000 shares of unregistered common stock and 100 Series A preferred shares as follows.

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

ITEM 4. MINE SATEFY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

CHANGES IN CERTIFYING ACCOUNTANT

We have engaged BF Borgers CPA PC ("Borgers") as our principal independent registered public accounting firm effective August 9, 2015. Concurrent with this appointment, we dismissed Hillary CPA Group, Certified Public Accountants ("Hillary") effective August 9, 2015. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors, which was primarily based on Hillary's inability to service our needs for an auditor based upon his current workload.

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

Hillary's report for fiscal year ended December 31, 2014 referred to the fact that Hillary audited our financial statements as of December 31, 2014 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. Hillary relied on an audit previously performed by Terry Johnson CPA ("Johnson") for the December 31, 2013 financial statement information.

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

The Company provided Johnson with a copy of the previous Current Report on Form 8-K and requested that Johnson furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Johnson agrees with the statements made in previous Current Report on Form 8-K with respect to Johnson and, if not, stating the aspects with which he did not agree. We received the requested letter from Johnson wherein he confirmed his agreement to our disclosures in the previous Current Report with respect to Johnson. A copy of Johnson's letter was filed as an exhibit to the previous Current Report on April 24, 2015.

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

DESIGNATION OF SERIES A PREFERRED STOCK.

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

Conversion Rights

If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, shall be convertible into the number of shares of common stock which equals four times the sum of: i) the total number of shares of common stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B and Series C Preferred Stocks which are issued and outstanding at the time of conversion. The stock certificate(s) evidencing the common stock shall be issued with a restrictive legend indicating that it was issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and that it cannot be transferred unless it is so registered, or an exemption from registration is available, in the opinion of counsel to us.

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

[the number of shares of Series A Preferred Stock issued and outstanding at the time of voting]

Liquidation Rights

Upon any liquidation, dissolution or our winding up, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series A Preferred Stock, the holders of the Series A Preferred Stock shall be entitled to be paid out of our assets an amount equal to $1.00 per share (the "Preference Value"), plus all declared but unpaid dividends, for each share of Series A Preferred Stock held by them. After the payment of the full applicable Preference Value of each share of the Series A Preferred Stock as set forth herein, the remaining assets of our legally available for distribution, if any, shall be distributed ratably to the holders of our common stock.

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

___________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUN DE INTERNATIONAL HOLDINGS INC.

Date: December 2, 2015	By:	/s/ Shuquan Chen
Shuquan Chen
Chief Executive Officer
(Principal executive officer, principal financial officer, and principal accounting officer)

